Form 10QSB
period 2003-06-30
PREMIER DOCUMENT SERVICES INC
filed 2003-08-14
CIK 1177274

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]              QUARTERLY REPORT  PURSUANT  TO  SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934

For the quarterly period ended: June 30, 2003

Or

[ ]              TRANSITION REPORT PURSUANT  TO  SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50340

                 Premier Document Services, Inc.
     (Exact name of registrant as specified in its charter)

               Nevada                         75-2980786
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)

4001 S. Decatur Blvd., Suite 37-218,             89103
         Las Vegas, Nevada                     (Zip Code)
  (Address of principal executive offices)

                         (702) 813-4543
      (Registrant's telephone number, including area code)

 _______________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 7,942,750


/1/


                 Premier Document Services, Inc.
                  (a Development Stage Company)


                        Table of Contents

                                                                      Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

    Independent Accountant's Review Report                              4

    Balance Sheet June 30, 2003 (unaudited)                             5

    Statements of Operations For the Three and Six Months Ended         6
    June 30, 2003 and 2002 (unaudited) and For the Period January
    28, 2002 (Inception) to June 30, 2003 (unaudited)

    Statements of Cash Flows For the Six Months Ended June 30,          7
    2003 and 2002 (unaudited) and For the Period January 28, 2002
    (Inception) to June 30, 2003 (unaudited)

    Notes to Financial Statements                                       8

  Item 2. Management's Discussion and Plan of Operation                11

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     14

SIGNATURES                                                             15


/2/


Part I - Financial Information

     Item 1. Financial Statements






                 Premier Document Services, Inc.
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                    June 30, 2003 (unaudited)

                               and

                    Statements of Operations
               for the Three and Six Months Ended
               June 30, 2003 and 2002 (unaudited),
                       and For the Period
    January 28, 2002 (Inception) to June 30, 2003 (unaudited)

                               and

                    Statements of Cash Flows
                    for the Six Months Ended
               June 30, 2003 and 2002 (unaudited),
                       and For the Period
    January 28, 2000 (Inception) to June 30, 2003 (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Premier Document Services, Inc.
(a Development Stage Company)

We  have  reviewed  the  accompanying balance  sheet  of  Premier
Document Services, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period January 28, 2002 (Inception) to June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period January 28, 2002 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Premier Document Services, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated June 27, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP

August 13, 2003


/4/


                      Premier Document Services, Inc.
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)



                                                                  June 30,
  Assets                                                            2003
                                                              -------------
  Current assets:
     Cash and equivalents                                     $      80,809
                                                              -------------
       Total current assets                                          80,809
                                                              -------------

            Fixed assets, net                                        50,175

                                                              -------------
                                                              $     130,984
                                                              =============

  Liabilities and Stockholders' Equity

  Current liabilities:                                        $           -
                                                              -------------

  Stockholders' equity:
     Preferred stock, $0.001 par value, 15,000,000 shares
      authorized, no shares issued and outstanding                        -
     Common stock, $0.001 par value, 60,000,000 shares
      authorized, 7,942,750 shares issued and outstanding             7,943
     Additional paid-in capital                                     273,437
     Deferred compensation                                          (35,000)
     (Deficit) accumulated during development stage                (115,396)
                                                              -------------
                                                                    130,984
                                                              -------------
                                                              $     130,984
                                                              =============



 The accompanying notes are an integral part of these financial statements.


/5/


                        Premier Document Services, Inc.
                         (a Development Stage Company)
                           Statements of Operations
                                  (unaudited)



                               For the            For the
                             three months        six months    January 28, 2002
                            ended June 30,      ended June 30,   (Inception) to
                        -------------------  ------------------     June 30,
                            2003      2002     2003      2002         2003
                        ---------  --------  -------- ---------  -------------

Revenue                 $  55,895  $ 28,425  $ 81,760 $  31,585  $     214,910
                        ---------  --------  -------- ---------  -------------

Expenses:
 General and
  administrative
  expenses                 51,525    21,705   105,641    23,270        207,421
 Consulting expense        70,000         -   105,000         -        105,000
 Depreciation               3,178     3,178     6,356     5,195         17,908
                        ---------  --------  -------- ---------  -------------
   Total expenses         124,703    24,883   216,997    28,465        330,329
                        ---------  --------  -------- ---------  -------------
Other income:
 Interest income               23         -        23         -             23
                        ---------  --------  -------- ---------  -------------

Net income (loss)       $ (68,785) $  3,542 $(135,214)$   3,120  $    (115,396)
                        =========  ========  ======== =========  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                7,942,750 7,000,000 7,479,188 6,590,909
                        ========= ========= ========= =========

Net income (loss)
 per share -
 basic and fully
 diluted                $  (0.01) $    0.00 $  (0.02) $    0.00
                        ========= ========= ========= =========



 The accompanying notes are an integral part of these financial statements.


/6/


                        Premier Document Services, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows
                                  (unaudited)


                                 For the six months ended  January 28, 2002
                                         June 30,            (inception) to
                                --------------------------      June 30,
                                    2003          2002            2003
                                ------------  ------------   --------------
Cash flows from operating
activities
Net income (loss)               $   (135,214) $      3,120   $     (115,396)
  Depreciation                         6,356         5,195           17,908
  Shares issued for services         105,000             -          105,000
Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by
 operating activities:
  (Decrease) in accounts payable      (2,058)            -                -
  Increase (decrease) in payroll
   liabilities                           (19)           91                -
Net cash provided (used) by     ------------  ------------   --------------
 operating activities                (25,935)        8,406            7,512
                                ------------  ------------   --------------

Cash flows from investing
 activities
  Purchase of fixed assets                 -       (66,355)          (7,483)
Net cash (used) by investing    ------------  ------------   --------------
 activities                                -       (66,355)          (7,483)
                                ------------  ------------   --------------

Cash flows from financing
 activities
  Issuances of common stock           48,550        67,600           55,550
  Donated capital                          -        25,230           25,230
Net cash provided by financing  ------------  ------------   --------------
 activities                           48,550        92,830           80,780
                                ------------  ------------   --------------

Net increase in cash and              22,615        34,881           80,809
 equivalents
Cash and equivalents -
 beginning                            58,194             -                -
                                ------------  ------------   --------------
Cash and equivalents - ending   $     80,809  $     34,881   $       80,809
                                ============  ============   ==============

Supplemental disclosures:
  Interest paid                 $          -  $          -   $            -
                                ============  ============   ==============
  Income taxes paid             $          -  $          -   $            -
                                ============  ============   ==============



 The accompanying notes are an integral part of these financial statements.


/7/


                 Premier Document Services, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via equity financing. If the financing does not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 3 - Fixed assets

Furniture and equipment as of June 30, 2003 consisted of the following:

Computer and office equipment   $   52,258
Furniture and fixtures              15,825
                                ----------
                                    68,083
Accumulated depreciation           (17,908)
                                ----------
                                    50,175
                                ==========

Depreciation  expense  for the six months  ended  June  30,  2003 totaled $6,356.


/8/


                 Premier Document Services, Inc.
                  (a Development Stage Company)
                              Notes

Note 4 - Stockholders' equity

The Company is authorized to issue 60,000,000 shares of it $0.001 par value common stock and 15,000,000 shares of its $0.001 par value preferred stock.

During February 2002, the Company issued 7,000,000 shares of its $0.001 par value common stock to one of its officers and directors valued at $7,000.

During February 2002, an officer, director and shareholder of the Company donated cash in the amount of $3,000.

During February 2002, an officer, director and shareholder of the Company donated fixed assets in the amount of $60,600.

During March 2002, an officer, director and shareholder of the Company donated cash in the amount of $22,230.

During March 2003, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 942,750 shares of its $0.001 par value common stock at a price of $0.20 per share for cash and services totaling $188,550. Of the total amount $2,050 was considered subscriptions receivable and $105,000 was considered deferred compensation.

During June 2003, the Company received cash of $2,050 to cancel the entire balance of subscriptions receivable.

During June 2003, the Company expensed $70,000 of deferred compensation.

As of June 30, 2003, there have been no other issuances of common and/or preferred stock.

Note 5 - Deferred compensation

In January 2003, the Company executed a consulting agreement with a consultant to consult and advise the Company with his substantial real estate experience for a term of six months. The Company agreed to issue 350,000 shares of common stock, a total value of $70,000, to the consultant for his services. During the six months period ended June 30, 2003, a total of $70,000 was expensed. The remaining balance of deferred compensation was $0 as of June 30, 2003.

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public. The Company agreed to provide 350,000 shares of common stock for its services upon completion. As of June 30, 2003, services valued at $35,000 have been performed and a total of $35,000 was recorded as deferred compensation.

Note 6 - Major customer

During the six month period ended June 30, 2003, one customer accounted for 100% of the Company's revenue.

Note 7 - Related party transactions

During February 2002, the Company issued 7,000,000 shares of its $0.001 par value common stock to one of its officers and directors valued at $7,000.

During February 2002, an officer, director and shareholder of the Company donated cash in the amount of $3,000.


/9/


                 Premier Document Services, Inc.
                  (a Development Stage Company)
                              Notes

During February 2002, an officer, director and shareholder of the Company donated fixed assets in the amount of $60,600.

During March 2002, an officer, director and shareholder of the Company donated cash in the amount of $22,230.

In January 2003, the Company executed a consulting agreement with a consultant to consult and advise the Company with his substantial real estate experience for a term of six months. The Company agreed to issue 350,000 shares of common stock, a total value of $70,000, to the consultant for his services. The consultant is an officer and majority shareholder of the Company's sole customer.


/10/


     Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     We mainly provide document preparation and signatory services related to the documentation of real estate transactions in the Las Vegas market. Our services include the preparation of documents such as deeds of trust, notes, state and federal disclosures, and loan applications and the obtainment of appropriate signatures on attorney documents, mortgage loan papers and other real estate disclosures. We offer our services on a twenty-four (24) hour basis to accommodate individuals unable to obtain document preparation or signatory services during traditional business hours. Many businesses located in Las Vegas, NV operate twenty-four (24) hours a day. We believe fostering strategic relationships with local title companies, escrow services, law firms and mortgage companies will assist in generating demand for our document preparation and signatory services.

     On July 14, 2003 we filed a Form 10-SB with the Securities and Exchange Commission ("SEC") to comply with prerequisites for the listing of our securities on the NASD OTC Bulletin Board. As of the date of this filing we are still awaiting a response from the SEC.

Results of Operations

     Our document preparation fees will typically be dependent upon the types, complexity and requirements of the documents to be prepared. Signatory fees range on a per signing basis from $100 for an in office signing, $150 for an after hours or out of office signing and $200 for an out of area signing (excluding fuel costs).

     The following is an itemization of our results of operations for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002.

REVENUES. Total revenues for the six-month period ended June 30, 2003 were $81,760 compared to $31,585 for the six-month period ended June 30, 2002. As a development stage company we have yet to generate revenues significant enough to cover our operating expenses and we cannot guarantee with certainty when we will begin to generate significant revenues. Our future revenues will be reliant on the acceptance of our document preparation and signatory services.


/11/


GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the six-month period ended June 30, 2003 were $105,641 compared to $23,270 for the six-month period ended June 30, 2002. General and Administrative expenses increased from the comparable period as the Company engages the services of outside contractors for a large portion of its signatory services. As revenue increases the cost of generating the additional revenue will increase accordingly.

CONSULTING. Consulting expense includes fees paid to consultants in relation to our attempt to achieve public listing status and the preparation of required SEC filings, and to individuals engaged to assist management in the furtherance of our business plan. Consulting expenses for the six-month period ended June 30, 2003 were $105,000. The Company incurred no consulting expense for the six-month period ended June 30, 2002.

DEPRECIATION. Depreciation was $6,356 for the six-month period ended June 30, 2003 compared to $5,195 for the six-month period ended June 30, 2002. This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2003 were $216,997 compared to $28,465 for the six-month period ended June 30, 2002. Total operating expenses increased significantly from the comparable period due mainly to payments made to independent contractors and the consulting expense incurred in relation to our attempt to achieve approval with the SEC. Our most significant operating expenses are general and administrative and consulting.

INTEREST INCOME. Interest income was $23 for the six-month period ended June 30, 2003. The Company had no interest income for the six-month period ended June 30, 2002.

LOSS/INCOME FROM OPERATIONS. Our net loss from operations was $135,214 for the six-month period ended March 31, 2003 compared to net income of $3,120 for the six-month period ended June 30, 2002. Management expects to return to profitability when the Company achieves approval with the SEC as many of the consulting services expensed in the six-month period ended June 30, 2003 will no longer be required.

Future Business

     We expect the industry to become increasingly competitive, despite the size and growth expected in the real estate market. We intend to compete by targeting specific market segments such as title companies, escrow services, law firms and mortgage companies. Our main goal is to ensure client satisfaction with our document preparation and signatory services and to develop an outstanding reputation for quality. If we fail to market and distribute our services and generate sufficient revenues, we may be unable to continue as a going concern.

Liquidity and Capital Resources

     Management believes our cash on hand of $80,809 will be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given positive working capital of $80,809. However, our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to generate revenue and to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.


/12/


     To date, we have financed our cash flow requirements through an issuance of common stock and through the revenue generated from existing operations. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues.

     All investor inquiries should be directed via mail to Ms.
Crystal Kim Han, Secretary, Premier Document Services, Inc., 4001
S. Decatur Blvd., Suite 37-218, Las Vegas, Nevada 89103.



           [balance of page intentionally left blank]


/13/


                   PART II - OTHER INFORMATION


     Item 6(a) - Exhibits



  Exhibit  Name and/or Identification of Exhibit
  Number
   3.1     Articles of Incorporation & By-Laws
             Articles of Incorporation of the Company filed January 28, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
   3.2 By-Laws of the Company adopted February 5, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
  31       Rule 13a-14(a)/15d-14(a) Certification
  32       Certification under Section 906 of the Sarbanes-
             Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended June 30, 2003 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/14/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Premier Document Services, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: August 13, 2003
     ----------------



By: /s/ Colin Fidler
   -----------------
   Colin Fidler
   President/CEO and Treasurer/CFO


/15/