Form 10QSB
period 2003-09-30
PREMIER DOCUMENT SERVICES INC
filed 2003-11-10
CIK 1177274

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number: 000-50340

                      Premier Document Services, Inc.
                      -------------------------------
          (Exact name of registrant as specified in its charter)

               Nevada                              75-2980786
               ------                              ----------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

    4001 S. Decatur Blvd., Suite 37-218,
             Las Vegas, Nevada                        89103
             -----------------                        -----
  (Address of principal executive offices)          (Zip Code)

                         (702) 813-4543
                         --------------
      (Registrant's telephone number, including area code)


 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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


/1/


                        Premier Document Services, Inc.
                         (a Development Stage Company)


                               Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                               3

     Independent Accountants' Review Report                                   4

     Balance Sheet September 30, 2003 (unaudited)                             5

     Statements of Operations For the Three and Nine Months Ended             6
     September 30, 2003 and 2002 (unaudited) and For the Period
     January 28, 2002 (Inception) to September 30, 2003 (unaudited)

     Statements of Cash Flows For the Nine Months Ended September             7
     30, 2003 and 2002 (unaudited) and For the Period January 28,
     2002 (Inception) to September 30, 2003 (unaudited)

     Notes to Financial Statements                                            8

   Item 2. Management's Discussion and Plan of Operation                     11

PART II - OTHER INFORMATION

   Item 6. Exhibits                                                          14

SIGNATURES                                                                   15


/2/


Part I - Financial Information

     Item 1. Financial Statements






                 Premier Document Services, Inc.
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                 September 30, 2003 (unaudited)

                               and

                    Statements of Operations
               for the Three and Nine Months Ended
            September 30, 2003 and 2002 (unaudited),
                               and
                         for the Period
 January 28, 2002 (Inception) to September 30, 2003 (unaudited)

                               and

                    Statements of Cash Flows
                    for the Nine Months Ended
            September 30, 2003 and 2002 (unaudited),
                               and
                         for the Period
 January 28, 2000 (Inception) to September 30, 2003 (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Premier Document Services, Inc.
(a Development Stage Company)

We  have  reviewed  the  accompanying balance  sheet  of  Premier
Document Services, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period January 28, 2002 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period January 28, 2002 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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

October 22, 2003


/4/


                      Premier Document Services, Inc.
                       (a Development Stage Company)
                               Balance Sheet
                                (unaudited)


   Assets                                                      September 30,
                                                                   2003
                                                               -------------

   Current assets:
     Cash and equivalents                                      $      87,821
     Accounts receivable                                               4,714
                                                               -------------
        Total current assets                                          92,535
                                                               -------------

   Fixed assets, net                                                  46,997

                                                               -------------
                                                               $     139,532
                                                               =============

   Liabilities and Stockholders' Equity

   Current liabilities:
     Accounts payable                                          $       3,360
                                                               -------------
        Total current liabilities                                      3,360
                                                               -------------


   Stockholders' equity:
     Preferred stock, $0.001 par value, 15,000,000 shares
      authorized, no shares issued and outstanding                         -
     Common stock, $0.001 par value, 60,000,000 shares
      authorized, 7,942,750 shares issued and outstanding              7,943
     Additional paid-in capital                                      273,437
     Deferred compensation                                           (35,000)
     (Deficit) accumulated during development stage                 (110,208)
                                                               -------------
                                                                     136,172
                                                               -------------

                                                               $     139,532
                                                               =============



 The accompanying notes are an integral part of these financial statements.


/5/


                      Premier Document Services, Inc.
                       (a Development Stage Company)
                         Statements of Operations
                                (unaudited)


                            For the              For the
                          Three Months          Nine Months   January 28, 2002
                       Ended September 30,  Ended September 30, (Inception) to
                       -------------------  ------------------- September 30,
                          2003      2002       2003      2002        2003
                       ---------  --------  ---------  --------   -----------

Revenue                $  54,581  $ 32,005  $ 136,341  $ 63,590  $    269,491
                       ---------  --------  ---------  --------   -----------

Expenses:
 General and
  administrative
  expenses                46,282    38,266    151,923    61,536       253,703
 Consulting expense            -         -    105,000         -       105,000
 Depreciation              3,178     3,178      9,534     8,373        21,086
                       ---------  --------  ---------  --------   -----------
Total expenses            49,460    41,444    266,457    69,909       379,789
                       ---------  --------  ---------  --------   -----------

Other income:
Interest income               67         -         90         -            90
                       ---------  --------  ---------  --------   -----------

Net income (loss)      $   5,188  $ (9,439) $(130,026) $ (6,319)  $  (110,208)
                       =========  ========  =========  ========   ===========

Weighted average
number of
common shares
outstanding -
basic and fully
diluted                7,942,750 7,000,000  7,635,407 6,743,902
                       ========= =========  ========= =========

Net income (loss)
per share -
basic and fully
diluted                $    0.00  $  (0.00) $   (0.02) $  (0.00)
                       =========  ========  =========  ========



 The accompanying notes are an integral part of these financial statements.


/6/


                        Premier Document Services, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows
                                  (unaudited)


                                 For the Nine Months Ended    January 28, 2002
                                      September 30,            (inception) to
                                 -------------------------      September 30,
                                     2003         2002              2003
                                 ------------  -----------      -------------
Cash flows from operating
activities
Net income (loss)                $   (130,026) $    (6,319)     $    (110,208)
  Depreciation                          9,534        8,373             21,086
  Shares issued for services          105,000            -            105,000
Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by
 operating activities:
  (Increase) in accounts receivable    (4,714)           -             (4,714)
  Increase in accounts payable          1,302            -              3,360
  Increase (decrease) in payroll
   liabilities                            (19)          19                  -
                                 ------------  -----------      -------------
Net cash provided (used) by
operating activities                  (18,923)       2,073             14,524
                                 ------------  -----------      -------------

Cash flows from investing
activities
  Purchase of fixed assets                  -      (66,355)            (7,483)
                                 ------------  -----------      -------------
Net cash (used) by investing
activities                                  -      (66,355)            (7,483)
                                 ------------  -----------      -------------

Cash flows from financing
activities
  Issuances of common stock            48,550       67,600             55,550
  Donated capital                           -       25,230             25,230
                                 ------------  -----------      -------------
Net cash provided by financing
activities                             48,550       92,830             80,780
                                 ------------  -----------      -------------

Net increase in cash and
 equivalents                           29,627       28,548             87,821
Cash and equivalents-beginning         58,194            -                  -
                                 ------------  -----------      -------------
Cash and equivalents-ending      $     87,821  $    28,548      $      87,821
                                 ============  ===========      =============

Supplemental disclosures:
  Interest paid                  $          -  $         -      $           -
                                 ============  ===========      =============
  Income taxes paid              $          -  $         -      $           -
                                 ============  ===========      =============



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

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via equity financing. If the financing does not provide sufficient capital, the Company shall conduct a private offering under Regulation D. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 3 - Fixed assets

Furniture and equipment as of September 30, 2003 consisted of the following:

Computer and office equipment         $   52,258
Furniture and fixtures                    15,825
                                      ----------
                                          68,083
Accumulated depreciation                 (21,086)
                                      ----------
                                          46,997
                                      ==========

Depreciation expense for the nine months ended September 30, 2003 totaled $9,534.


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

As of September 30, 2003, there have been no other issuances of common and/or preferred stock.

Note 5 - Deferred compensation

In January 2003, the Company executed a consulting agreement with a consultant to consult and advise the Company with his substantial real estate experience for a term of six months. The Company agreed to issue 350,000 shares of common stock, a total value of $70,000, to the consultant for his services. During the nine months period ended September 30, 2003, a total of $70,000 was expensed. The remaining balance of deferred compensation was $0 as of September 30, 2003.

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public. The Company agreed to provide 350,000 shares of common stock for its services upon completion. As of September 30, 2003, services valued at $35,000 have been performed and a total of $35,000 was recorded as deferred compensation.

Note 6 - Major customer

During the nine month period ended September 30, 2003, one customer accounted for 100% of the Company's revenue.

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

     On July 14, 2003 we filed a Form 10-SB with the Securities and Exchange Commission ("SEC") to comply with prerequisites for the listing of our securities on the NASD OTC Bulletin Board. As of the date of this filing we are still awaiting approval from the SEC.

Results of Operations

     Regardless of the type of document, we charge a flat fee of $150 per document. As we utilize the services of our Secretary, Crystal Kim Han, to prepare these documents and not through the use of an independent contractor there is no impact to the margin earned on these services. Signatory fees range on a per signing basis from $100 for an in office signing, $150 for an after hours or out of office signing and $200 for an out of area signing (excluding fuel costs). The independent contractor obtaining the signature(s) is paid a flat fee of $50 per signing and $.35 per mile if the signing is out of the office.

     The following is an itemization of our results of operations for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002.

REVENUES. Total revenues for the nine-month period ended
September 30, 2003 were $136,341 compared to $63,590 for the nine-month period ended September 30, 2002. As a development stage company we have yet to generate revenues significant enough to cover our operating expenses and we cannot guarantee with certainty when we will begin to generate significant revenues.
Our future revenues will be reliant on the acceptance of our document preparation and signatory services.


/11/


GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the nine-month period ended September 30, 2003 were $151,923 compared to $61,536 for the nine-month period ended September 30, 2002. General and Administrative expenses increased from the comparable period as the Company engages the services of outside contractors for a large portion of its signatory services. As revenue increases the cost of generating the additional revenue will increase accordingly.

CONSULTING. Consulting expense includes fees paid to consultants in relation to our attempt to achieve public listing status and the preparation of required SEC filings, and to individuals engaged to assist management in the furtherance of our business plan. Consulting expenses for the nine-month period ended September 30, 2003 were $105,000. The Company incurred no consulting expense for the nine-month period ended September 30, 2002.

DEPRECIATION. Depreciation was $9,534 for the nine-month period ended September 30, 2003 compared to $8,373 for the nine-month period ended September 30, 2002. This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the nine-month period ended September 30, 2003 were $266,457 compared to $69,909 for the nine-month period ended September 30, 2002.
Total operating expenses increased significantly from the comparable period due mainly to payments made to independent contractors and the consulting expense incurred in relation to our attempt to achieve approval with the SEC. Our most significant operating expenses are general and administrative and consulting.

INTEREST INCOME. Interest income was $90 for the nine-month period ended September 30, 2003. The Company had no interest income for the nine-month period ended September 30, 2002.

LOSS/INCOME FROM OPERATIONS. Our net loss from operations was $130,026 for the nine-month period ended September 30, 2003 compared to a net loss of $6,319 for the nine-month period ended September 30, 2002. Management expects to return to profitability when the Company achieves approval with the SEC as many of the consulting services expensed in the nine-month period ended September 30, 2003 will no longer be required.

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

Liquidity and Capital Resources

     Management believes our cash on hand of $87,821 will be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given positive working capital of $89,175. However, our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to generate revenue and to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.


/12/


     To date, we have financed our cash flow requirements through an issuance of common stock and through the revenue generated from existing operations. If the financing does not provide sufficient capital, the Company shall conduct a private offering under Regulation D. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues.

     All investor inquiries should be directed via mail to Ms.
Crystal Kim Han, Secretary, Premier Document Services, Inc., 4001
S. Decatur Blvd., Suite 37-218, Las Vegas, Nevada 89103.



           [balance of page intentionally left blank]


/13/


                   PART II - OTHER INFORMATION


     Item 6(a) - Exhibits



  Exhibit   Name and/or Identification of Exhibit
  Number

   3.1      Articles of Incorporation of the Company filed
              January 28, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

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

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
              Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended September 30, 2003 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/14/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Premier Document Services, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: November 10, 2003
      -----------------



By: /s/ Colin Fidler
    ----------------
    Colin Fidler
    President/CEO and Treasurer/CFO


/15/