Form 10KSB
period 2003-12-31
PREMIER DOCUMENT SERVICES INC
filed 2004-03-31
CIK 1177274

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Transition Period from_________to__________

Commission File Number 0-50340

Premier Document Services, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	75-2980786
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4001 S. Decatur Blvd., Suite 37-218, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (702) 813-4543

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 7,942,750 shares issued and outstanding as of March 31, 2003.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

As of the date of this filing, the Company’s Common Stock is not traded on any exchange and therefore has no market value.

#

Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties.  Caution should be exercised in regards to these forward-looking statements.  Such statements contained herein reflect our current beliefs with respect to future events.  These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results.  Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

We were incorporated as a Nevada Corporation on January 28, 2002.  Our principal business objective is to provide document preparation and signatory services to mortgage, real estate and other financial services firms.  Our Secretary, Crystal Kim Han, prepares all of the documents.  The independent contractor that we utilize to perform our signatory services is a licensed and bonded notary public and is required to keep abreast of any updated laws or regulatory changes that could affect the document preparation and signatory industry.

We seek to target business professionals such as attorneys, doctors, accountants, mortgage loan specialists and real estate agents who work traditional weekday hours and are unable to make accommodations during standard business hours to sign documents.  In this manner, we believe we can assist individuals to meet deadlines without sacrificing productivity and efficiency.  Many local escrow, title and mortgage companies currently utilize our signatory services to obtain signatures from their clients that require a twenty-four (24) hour turnaround.  By providing quality service to these entities we hope to obtain referral business.

Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with financial services firms to provide document preparation and signatory services.

Our Articles of Incorporation authorize us to issue up to 60,000,000 shares of common stock at a par value of $0.001 per share and 15,000,000 shares of preferred stock at a par value of $0.001 per share.  As of March 31, 2004 we had 7,942,750 shares of our Common Stock outstanding and no shares of our Preferred Stock outstanding.  It may be necessary to raise additional funds and/or reduce cash expenditures in the next 12 months.  Funds could be generated through the issuance of additional stock.  Cash expenditures could be reduced through the lay-off of personnel and or a reduction in employee salaries or benefits.

#

Industry Background

The document preparation and signatory services industry is a relatively small industry segment, and such services tend to be offered by diversified financial services firms.  Our future revenue, of which there can be no guarantee, will be closely related to the level of real estate purchase and financing activity. Real estate sales are directly affected by the availability of funds to finance purchases.  Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions.  Decreases in mortgage interest rates since late 1995, as well as the resulting improvement in the real estate market, have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales.

The overall economic environment, stable mortgage interest rates and strength in the real estate market in general, contributed to very positive conditions for the industry throughout 2000, 2001, 2002 and 2003.  Although we believe it to be likely that interest rates will remain low and real estate demand high for the next one to three years, it is, however, impossible to predict the future direction of interest rates and the health of the real estate market.  Should mortgage activity drop due to increasing interest rates, we will experience a decline in demand for our preparation of documents such as deeds of trust and loan applications and the obtainment of appropriate signatures on attorney documents, mortgage loan papers and other real estate disclosures.

Principal Products and Services

We mainly provide document preparation and signatory services related to the documentation of real estate transactions in the Las Vegas market.  Our services include the preparation of documents such as deeds of trust, notes, state and federal disclosures, and loan applications.  Our Secretary, Crystal Kim Han, prepares the documents.  The obtainment of appropriate signatures on attorney documents, mortgage loan papers and other real estate disclosures are obtained by independent licensed notaries.

We offer our services on a twenty-four (24) hour basis to accommodate individuals unable to obtain document preparation or signatory services during traditional business hours.  Many businesses located in Las Vegas, NV operate twenty-four (24) hours a day.

Regardless of the type of document, the Company charges a flat fee of $150 per document.  As the Company utilizes the services of our Secretary, Crystal Kim Han, to prepare these documents and not through the use of an independent contractor there is no impact to the margin earned on these services.

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

Our business strategy consists of the following key elements:

Continue to Recruit and Maintain Highly Qualified Personnel

We believe that the development of personal relationships between our personnel, independent contractor and potential customers is crucial to the development of a base of operations for our business.  Additional independent contractors will be recruited through the use of newspaper advertisements, informal introductions from industry participants and internal staff.

These independent contractors will be paid on a per signing basis and will not be contracted by Premier Document Services or Anchor Mortgage. In addition, there exists a large labor pool of these types of individuals.  We are, however, actively attempting to hire additional qualified document preparers.  To this end, we will seek to recruit the services of one or more of our experienced and talented independent subcontractors who we believe have the necessary skills and aptitude to fill the position(s).

Build Strong Brand Recognition

It is our belief that name recognition is an important advantage for document preparation and signatory companies.  As these services are generally available from a variety of companies, individuals must trust in a signatory's reliability and credibility.  To maximize brand awareness, expand our customer base effectively, and avoid reliance on any one source of customers, we seek to build brand recognition through multiple marketing channels, initially including, but not limited to: web-based and traditional advertising, direct marketing and strategic alliances.  To date we have only spent $1,000 and $2,060 to advertise our services as of December 31, 2003 and December 31, 2002, respectively.  We will not invest significantly on advertising until we have the staff necessary to expand our business beyond providing services to Anchor Mortgage.  We expect this process to take anywhere from six to twelve months given the current real estate environment.  At that time we foresee spending no more than five percent of total revenue on advertising.

Pursue Long-Term Contracts with Financial Services Corporations

Currently, we are at 100% capacity in providing quality customer services to Anchor Mortgage.  We have been limited by our ability to find, hire and train qualified individuals. The recent upturn in the real estate market has made it cost prohibitive to hire an experienced loan document preparer, however, we have and will continue to try and train our independent contractor to fill this position.  We will need to accomplish this before pursuing relationships with other mortgage companies.  We plan to pursue relationships similar to the one we currently have with Anchor Mortgage upon the hiring of qualified employees.  We can give no assurance these relationships, or any others, will be successful or profitable for us, or if successful, will result in synergistic opportunities, allow us to gain additional insight, expertise and penetration in markets where potential strategic alliances can be formed, or increase our revenue and income growth.  To date we have entered into no such contracts.

New Product Offerings

We have created no new documentations, nor do we foresee the creation of new documentations for the foreseeable future.  In addition, we do not foresee the implementation of new signatory services outside of those services we currently provide.

Distribution, Marketing and Customer Relations

To establish our brand and increase customer awareness, management intends to develop a marketing strategy that will be based on the establishment of relationships with title and escrow companies, as well as employing a mix of media and promotional activities.  These activities will be directed in those areas considered by management to have the lowest cost to acquire new customers.  Management seeks to maximize return from promotions by selecting advertising media based on the cost relative to the likely audience and its ability to generate interest in our services.

#

We cannot guarantee that we will be able to successfully market and distribute our services, and the failure to do so could have an adverse effect on our operations.  We believe that building awareness of Premier Document Services is important to establishing and expanding our customer base.  We will also use traditional media, as our revenues permit, to attract new customers.  Although we do not currently have a Web site, nor are there plans to create a Web site in the foreseeable future, management has not ruled out the creation of a Web site once revenues are determined to be sufficient enough to undertake such development.  Management believes the potential benefits of Internet operations would include the ability for clients to schedule pick-up and delivery times, make payments via the Internet, and provide title, mortgage and real estate companies the ability to advertise their products and services.

Competition

The attraction and retention of customers and independent agents in the document preparation and signatory services industry is highly competitive.  The number of competing companies and the size of such companies vary in the Las Vegas market.  Generally, our competition is with title insurers and agents, with the most effective competition coming from companies that possess greater capital resources.  Our competition with respect to such services includes large escrow and title companies, document preparation companies, as well as various legal processing services companies.

Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us.  Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations.

As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

Government Regulation

The business we conduct does not require a need for government approval of our principal products or services.  In addition, we foresee no probable governmental regulations that would have an impact on our principal products or services.

Various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations.  We are not aware of any probable government regulations that may adversely affect our business.

Proprietary Rights

We may be required to license products or services in the future, for use in the general operations of our business plan.  We cannot assure you that these third party licenses will be available or will continue to be available to us on acceptable terms if at all.  The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results.  In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

#

We cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects or other features of our documents violates a copyright they may hold.  There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights.  Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements.  These potential legal issues could have a material adverse effect on our business, financial condition or operating results.

To date we hold no patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, nor is there plans to hold such items for the foreseeable future.  The above disclosures are to inform the public of the potential risks associated with holding such items should we do so in the future.

Employees

Our only full time employee is the officer of our Company.  We do however utilize the services of one independent contractor to perform signatory services.  We believe that our relations with our employees are good.

[balance of this page intentionally left blank]

#

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

Our limited operating history could be a disadvantage to our growth.

We were formed on January 28, 2002.  As a result, we have only a limited operating history on which investors can base an evaluation of our business and prospects.  We are subject to all the risks inherent in a small company seeking to provide signatory and document preparation services to mortgage, real estate and other financial services firms.  The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of these services in a competitive environment.

Competition could negatively affect our ability to successfully execute our business plan.

Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us.  Increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

Unpredictability of future revenues, potential fluctuations in quarterly operating results and seasonality could have a negative effect on us.

As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues.  Our operating results will generally be dependent upon the volume of, timing of and ability to fulfill service orders, which are difficult to forecast.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.  Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain service or marketing decisions that could have a material adverse effect on our, prospects, financial condition and results of operations.

If we fail to properly manage growth, our business could be adversely affected.

We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities.  This expansion may place a significant strain on our management, operational and financial resources.  To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base.

There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities.  If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be materially adversely affected.

Possible Future Issuances of Common Stock Will Have a Dilutive Affect on Existing Shareholders

The Company is authorized to issue up to 60,000,000 shares of Common Stock.  As of March 31, 2004, there are 7,942,750 shares of common stock issued and outstanding.  Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval.  These additional issuances of common stock will increase outstanding shares and further dilute stockholders’ interests.  Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.

[balance of this page intentionally left blank]

#

ITEM 2.  DESCRIPTION OF PROPERTIES.

Our headquarters and facilities are located at 4001 S. Decatur Blvd., Suite 37-218, Las Vegas, Nevada 89103.  Through a “Usage of Office Space Agreement” with Anchor Mortgage Corporation (see exhibit 10.1 filed previously on Form 10-SB with the Securities and Exchange Commission) a non-related third party to Premier Document Services, we have access to 200 square feet of office space including activated phone lines, desks and the use of a conference room on flat fee hourly rate of $200.00/hr., plus all phone call fees, on a month-to-month basis.  Either Anchor Mortgage Corporation or Premier Document Services may terminate this Agreement for any reason upon at least thirty (30) days prior written notice.  This Agreement will stay in full force and effect until such time as either party terminates it.  Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized.  If additional facilities are needed, we believe that suitable expansion space is available to meet our future needs at commercially reasonable terms.  Currently, management believes that the office provides sufficient workspace to conduct current operations.

ITEM 3.  LEGAL PROCEEDINGS.

We were not subject in the year 2003, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

[balance of this page intentionally left blank]

#

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.

Market Information

There is no current market for our common equity.  Our common equity is not subject to outstanding warrants, nor have stock options been granted.  No sales of common equity have been sold pursuant to Rule 144 of the Securities Act, nor has an offering been made that could have a material effect on the market price of our common equity.

B.

Holders

As of March 31, 2004 there were 39 stockholders of record of our Common Stock.

C.

Dividends

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends for the foreseeable future.

[balance of this page intentionally left blank]

#

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company.  There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

Technological change, continuing process development and a reduction in the overall real estate market may affect the demand for our services.  Our success will depend, in part, upon our continued ability to provide quality document and signatory services that meet changing customer needs, successfully anticipate or respond to technological changes in technological processes on a cost-effective and timely basis and enhance and expand our client base.  Current competitors or new market entrants may provide services superior to ours that could adversely affect the competitive position of our Company.  Any failure or delay in achieving our priorities in the next twelve to twenty-four months of operations could have a material adverse effect on our business, future results of operations and financial condition.

Results of Operation

Revenues.  In fiscal 2003, we generated $213,410 in revenue compared to $133,150 in revenue generated in 2002.  We believe our projected cash flows will be adequate to fund our operations and provide for our working capital needs for at least the next 12 to 24 months.  As we grow our business and obtain additional clients for our document preparation and signatory services, our revenues should grow on a consistent basis.  By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.  We do not anticipate seasonal variations to affect our revenues as the Las Vegas real estate market and mortgage industry have been consistently strong over the past several years and management expects this trend to continue for at least the foreseeable future.  If fluctuations in the revenue generated by our services were to affect cash flow to an extent not manageable through a reduction in operating expenses, we may be required to obtain additional capital through either the sale of additional shares of common stock, debt financing or the sale of fixed assets.

General and administrative expenses.  General and administrative expenses were $19,649 in fiscal 2003 compared with $16,607 in fiscal 2002.  General and Administrative expenses have remained fairly constant as management is focused on controlling this expense.

Contract labor.  Contract labor expense consists of the fees paid to our independent contractors.  In fiscal 2003 contract labor expense was $159,779 compared with $85,173 in fiscal 2002.  As we employ independent contractors to perform most of our services at this time, contract labor expense is directly related to the revenues we generate for our services.

Consulting expense.  Our consulting expense was $133,000 in fiscal 2003 compared with $0 in fiscal 2002.  In 2003 we engaged the services of a real estate expert to assist us in expanding our business operations in the Las Vegas area and to provide assistance with our sale of common stock (see footnote 6 to the financial statements).

Depreciation. Depreciation was $12,712 in fiscal 2003 compared with $11,552 in fiscal 2002.  This represents depreciation on the assets of the Company.

Total expenses.  We incurred total expenses for the year ended 2003 of $325,140 compared with $113,332 in fiscal 2002.  Expenditures in 2003 were primarily due to costs incurred for contract labor and consulting services.

Interest income.  We received interest income for the year ended 2003 of $156 compared with $0 in fiscal 2002.  This is the income the Company earns on its cash and equivalents.

Net Loss.  The expenses incurred during fiscal 2003 have led to a net loss of $111,574 as compared to net income of $19,818 in fiscal 2002.  The net loss incurred in 2003 is a direct result of the consulting expense incurred.  We anticipated incurring this loss during 2003 and do not expect to incur such expenses in 2004.

Financial Condition and Liquidity

Since inception, we have funded operations primarily through the net cash proceeds from a private offering of our common stock and revenues generated from operations.  At December 31, 2003, we had cash of $140,681 and total stockholders’ equity of $182,624.  In addition, we had positive working capital of $138,805.  For this reason, our auditor has removed their “going concern” comment from their footnotes to our audited financial statements.  The company expects that it will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations.  Thus, if cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities.  The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash provided by operating activities during fiscal 2003 was $40,937, which was primarily due to the net loss of $111,574 offset by depreciation of $12,712 and shares issued for services of $140,000.  Net cash provided by operating activities during fiscal 2002 was $33,447, which was primarily due to net income of $19,818 plus depreciation of $11,552 and an increase in accounts payable of $2,058.

Net cash used by investing activities during fiscal 2003 was $0 and during fiscal 2002 was ($7,483).  This represents the purchase of fixed assets in fiscal 2002.  As cash flow allows the Company may enter into investing activities on a case-by-case basis should management believe it prudent to do so.

Net cash provided by financing activities during fiscal 2003 was $41,550, which was due to issuances of common stock of $48,550 offset by an increase in deferred compensation of $7,000.  Net cash provided by financing activities during fiscal 2002 was $32,230, which was due to issuances of common stock of $7,000 plus donated capital of $25,230.

#

ITEM 7.  FINANCIAL STATEMENTS.

#

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540(fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Premier Document Services, Inc.

Las Vegas, NV

We have audited the Balance Sheets of Premier Document Services, Inc. (the “Company”), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Premier Document Services, Inc., as of December 31, 2003 and 2002, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Signed,

/s/ Beckstead and Watts, LLP

March 29, 2004

#

Premier Document Services, Inc.

Balance Sheets

	December 31,
	2003	2002
Assets

Current assets:
Cash	$140,681	$58,194
Total current assets	140,681	58,194

Fixed assets, net	43,819	56,531

	$184,500	$114,725

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,876	$2,058
Payroll liabilities	-	19
Total current liabilities	1,876	2,077

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 60,000,000 shares
authorized, 7,942,750 and 7,000,000 shares issued and outstanding as of 12/31/03 and 12/31/02, respectively.	7,943	7,000
Additional paid-in capital	273,437	85,830
Deferred compensation	(7,000)	-
Retained earnings (deficit)	(91,756)	19,818
	182,624	112,648

	$184,500	$114,725

The accompanying notes are an integral part of these financial statements.

#

Premier Document Services, Inc.

Statements of Operations

	For the	January 28, 2002
	year ended	(Inception to)
	December 31,	December 31,
	2003	2002

Revenue	$ 213,410	$ 133,150

Expenses:
General and administrative expenses	19,649	16,607
Contract labor	159,779	85,173
Consulting expense	133,000	-
Depreciation	12,712	11,552
Total expenses	325,140	113,332

Other income:
Interest income	156	-

Net income (loss)	$ (111,574)	$ 19,818

Weighted average number of
common shares outstanding – basic and fully diluted	7,712,874	6,813,609

Net income (loss) per share – basic and fully diluted	$ (0.01)	$ 0.00

The accompanying notes are an integral part of these financial statements.

#

Premier Document Services, Inc.

Statements of Stockholders’ Equity

						(Deficit)
			Addit-	Subscr-		Accumulated
	Common Stock		ional	iption	Deferred	During	Total
			Paid-in	Receiv-	Compen-	Development	Stockholders’
	Shares	Amount	Capital	able	sation	Stage	Equity

February 2002
Founders shares
issued for cash	7,000,000	$ 7,000	$ -	$ -	$ -	$ -	$ 7,000

February 2002
Donated capital - cash	-	-	3,000				3,000

February 2002
Donated capital – fixed assets	-	-	60,600				60,600

March 2002
Donated capital - cash	-	-	22,230				22,230

Net income
January 28, 2002
(inception) to
December 31, 2002						19,818	19,818

Balance, December 31, 2002	7,000,000	7,000	85,830	-	-	19,818	112,648

March 2003
504 public offering
Issued for cash and services	942,750	943	187,607	(2,050)	(105,000)		81,500

June 2003
Cancel subscriptions
Receivable				2,050			2,050

June 2003
Deferred compensation					70,000		70,000

December 2003
Deferred compensation					28,000		28,000

Net (loss)
For the year ended
December 31, 2003						(111,574)	(111,574)

Balance, December 31, 2003	7,942,750	$ 7,943	$ 273,437	$ -	$ (7,000)	$ (91,756)	$ 182,624

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Cash Flows

	For the	January 28, 2002
	year ended	(Inception) to
	December 31,	December 31,
	2003	2002
Cash flows from operating activities
Net income (loss)	$(111,574)	$19,818
Depreciation	12,712	11,552
Shares issued for services	140,000	-
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Increase (decrease) in accounts payable	(182)	2,058
Increase (decrease) in payroll liabilities	(19)	19
Net cash provided by operating activities	40,937	33,447

Cash flows from investing activities
Purchase of fixed assets	-	(7,483)
Net cash (used) by investing activities	-	(7,483)

Cash flows from financing activities
Issuances of common stock	48,550	7,000
(Increase) in deferred compensation	(7,000)	-
Donated capital	-	25,230
Net cash provided by financing activities	41,550	32,230

Net increase in cash	82,487	58,194
Cash – beginning	58,194	-
Cash – ending	$140,681	$58,194

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$140,000	$-
Number of shares issued for services	700,000	-

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Notes

Note 1 – History and organization of the company

The Company was organized January 28, 2002 (Date of Inception) under the laws of the State of Nevada, as Premier Document Services, Inc.  The Company is authorized to issue 15,000,000 shares of $0.001 par value preferred stock and 60,000,000 shares of $0.001 par value common stock.

The Company provides document preparation and signatory services related to the documentation of real estate transactions in the Las Vegas market.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There are no cash equivalents as of December 31, 2003 and 2002.

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation based on the following estimated useful lives:

Equipment

5 years

Furniture & fixtures

7 years

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired.  No such impairments have been identified by management at December 31, 2003 and 2002.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Revenue recognition

The Company has agreements with its customers with a set price for all available services with add-ons for items such as after hours and out of area signings.  Once the services have been performed, the Company recognizes revenue upon invoicing their customers.  All fees are normally collected within 30 days.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $1,000 and $2,060 in advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

Premier Document Services, Inc.

Notes

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Earnings/(Loss) per share

Net earnings/(loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing earnings/(losses) available to common stockholders by the weighted average number of common shares outstanding during the period.  As of December 31, 2003 and 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

Premier Document Services, Inc.

Notes

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation."
Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

Premier Document Services, Inc.

Notes

Note 3 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes” ("SFAS No. 109"), which requires use of the liability method.   SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

  U.S federal statutory rate      (34.0%)

  Valuation reserve                    34.0%

  Total                                            -%

As of December 31, 2003, the Company has a net operating loss carry forward as follows:

Year	Amount	Expiration
2003	$ 111,574	2023

Note 4 – Fixed assets

Furniture and equipment as of December 31, 2003 consisted of the following:

Computer and office equipment	$ 52,258
Furniture and fixtures	15,825
68,083
Accumulated depreciation	(24,264)
$ 43,819

The Company purchased office equipment and furniture in the amount of $0 and $7,483 during the years ended December 31, 2003 and 2002, respectively, and received donated equipment and furniture totaling $0 and $60,600 during the years ended December 31, 2003 and 2002, respectively.  The Company recorded depreciation expense in the amount of $12,712 and $11,552 during the years ended December 31, 2003 and 2002, respectively.

Note 5 – Stockholders’ equity

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

During February 2002, an officer, director and shareholder of the Company donated fixed assets with a historical cost basis of $60,600.

During March 2002, an officer, director and shareholder of the Company donated cash in the amount of $22,230.

Premier Document Services, Inc.

Notes

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

During December 2003, the Company expensed $28,000 of deferred compensation.

As of December 31, 2003, there have been no other issuances of common and/or preferred stock.

Note 6 – Deferred compensation

In January 2003, the Company executed a consulting agreement with a consultant to consult and advise the Company with his substantial real estate experience for a term of six months. The Company agreed to issue 350,000 shares of common stock, a total value of $70,000, to the consultant for his services.  During the year ended December 31, 2003, a total of $70,000 was expensed. The remaining balance of deferred compensation was $0 as of December 31, 2003.

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public. The Company agreed to provide 350,000 shares of common stock for its services upon completion. During the year ended December 31, 2003, a total of $63,000 was expensed.  The remaining balance of deferred compensation was $7,000 as of December 31, 2003.

Note 7 – Warrants and options

As of December 31, 2003 and 2002, there are no warrants or options outstanding to acquire any additional shares of common and/or preferred stock.

Note 8 – Major customers

During the years ended December 31, 2003 and 2002, one customer accounted for 100% of the Company's revenue.

Note 9 – Related party transactions

In January 2003, the Company executed a consulting agreement with a consultant to consult and advise the Company with his substantial real estate experience for a term of six months. The Company agreed to issue 350,000 shares of common stock, a total value of $70,000, to the consultant for his services.  The consultant is an officer and majority shareholder of the Company’s major customer.

Note 10 – Subsequent events

On January 1, 2004, the Company entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS).  The Company transferred their independent contractors, who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for $26,750.  RMS will in turn sell leads to the Company at a rate of $15 each.  The owner and officer of RMS is a former officer and director of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO and the CFO.  This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Annual Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented (see Exhibit 31).

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report.  In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.

Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls.

This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report.  In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.  In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

[balance of this page intentionally left blank]

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to each of our executive officers or directors.

Name	Age	Position	Term
Crystal Kim Han	41	President, Treasurer, Secretary, and Director	Since February 2002

Crystal Kim Han, Secretary and Director – has over 11 years of experience in the Mortgage Industry, from loan origination to processing to closing.  Ms. Kim Han set up and implemented all aspects of a new mortgage brokerage in Hawaii and oversaw the day-to-day operations of the company.  She spent 9 years in the tax preparation industry with H&R Block.

As an office manager, tax preparer and customer service trainer for her last 3 years with the company, her accomplishments included having managed the overall operation of a branch office consisting of 30 full and part-time employees, having marketed and increased business consistently by over 10% per year, and having acquired working knowledge of all aspects of personal and business income tax preparation.  Also, Ms. Kim Han acted as the customer service trainer for the district, which made her responsible for training over 500 seasonal employees per year in all aspects of customer service.

Employment Dates	Company	Title	Duties	Entity Activity
01/02 - Present	Premier Document Services, Inc.	Secretary, Corporation	Licensed Sales Agent, Oversee closings, outsources notary signors and signings.	Legal Forms and Document Signings
08/01 – Present	Anchor Mortgage, Inc.	Office Manager / Sr. Loan Processor	Oversee staff and day-to-day office operations/ Process Mortgage Loan applications to close.	Mortgage Broker of Real Estate Loans
09/98 – 08/01	Certified Services, Inc.	Sr. Loan Processor	Process Mortgage Loan applications, oversaw signings & closings.	Signatory and Document Preparation Service, Contract Processing Co.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2003 to (i) the Company’s Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2003 whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		ANNUAL
		COMPENSATION		ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	COMPENSATION
POSITION	YEAR	($)	($)	($)

Crystal Kim Han	2003	0	0	0
President, CEO	2002	0	0	0

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

During the fiscal years ended December 31, 2003 and 2002, we did not grant any options to our Chief Executive Officer.  During fiscal 2003 and 2002, our Chief Executive Officer did not exercise any options.

EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.

COMPENSATION OF DIRECTORS

Our only director is the current executive officer that has yet to draw a salary for the management of our Company.  She is reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, she does not receive any additional compensation for her services as director.  Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team.  At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.  Based on 7,942,750 shares outstanding as of March 31, 2004, 5% of the Company’s Common Stock is 397,137 shares.

COMMON STOCK

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Crystal Kim Han 4001 S. Decatur, Suite 37-218 Las Vegas, NV 89103	7,000,000	88.13%
Total ownership by our officers and directors (one individual)	7,000,000	88.13%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our promoter was our founder, Crystal Kim Han, President, Treasurer and Secretary of Premier.  To date, Crystal Kim Han has received no remuneration in the form of cash, stock, options, contracts or property, either directly or indirectly, from Premier.  Further, there will be no cash, stock options, contracts or property, either directly or indirectly, received by Ms. Kim Han from Premier in the foreseeable future.

During February 2002, Crystal Kim Han, Secretary of Premier Document Services, donated cash in the amount of $3,000 and fixed assets in the amount of $60,600.  The fixed assets included computer equipment, furniture and other office supplies.  Our independent auditors, Beckstead and Watts, LLP, arrived at these valuations using generally accepted accounting principals (GAAP).  The promoter in question did not acquire these assets within two years prior to their transfer to the issuer.  Crystal Kim Han also donated cash in the amount of $22,230 in March 2002.

We issued 350,000 shares representing payment in lieu of services rendered in the amount of $70,000 to Michael Zuliani, a consultant, for providing advisory services relating to the Company’s overall business operations from January 20, 2003 to June 30, 2003.  Mr. Zuliani is the president of Anchor Mortgage Corporation whose company has provided 100% of our revenue since inception.

There were no other actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in Item 404 of Regulation S-B of the Securities and Exchange Act of 1933.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2003 and 2002 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $5,500 and $2,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

[balance of this page intentionally left blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER DOCUMENT SERVICES, INC.

Date: March 31, 2004

By: /s/ Crystal Kim Han

Crystal Kim Han,

President/CEO and Treasurer/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2004

By: /s/ Crystal Kim Han

Crystal Kim Han,

President/CEO and Treasurer/CFO

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3.1

Articles of Incorporation of the Company filed January 28, 2002.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

3.2

By-Laws of the Company adopted February 5, 2002.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10–SB, previously filed with the Commission.

31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350)