Form 10QSB
period 2004-03-31
PREMIER DOCUMENT SERVICES INC
filed 2004-05-04
CIK 1177274

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: March 31, 2004

Or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ____________ to _____________

                     Commission File Number: 000-50340

                      Premier Document Services, Inc.
     (Exact name of small business issuer as specified in its charter)

                    Nevada                         75-2980786
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

       4001 S. Decatur Blvd., Suite 37-218, Las Vegas, Nevada 89103
                 (Address of principal executive offices)

                              (702) 813-4543
                        (Issuer's telephone number)

      _______________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
       12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X] No [ ]

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS
       Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
      Act after the distribution of securities under a plan confirmed by a court.
                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                                 7,942,750


/1/


                        Premier Document Services, Inc.

                               Table of Contents

                                                                       Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                           3

    Independent Accountants' Review Report                               4

    Balance Sheet March 31, 2004 (unaudited)                             5

    Statements of Operations For the Three Months Ended March 31, 2004   6
    and 2003 (unaudited)

    Statements of Cash Flows For the Three Months Ended March 31, 2004   7
    and 2003 (unaudited)

    Notes to Financial Statements                                        8

  Item 2. Management's Discussion and Analysis or Plan of Operation     10

  Item 3. Controls and Procedures                                       12

PART II - OTHER INFORMATION

  Item 6(a). Exhibits                                                   13

  Item 6(b). Reports Filed on Form 8-K                                  13

SIGNATURES                                                              14


/2/


Part I - Financial Information

     Item 1. Financial Statements



                 Premier Document Services, Inc.

                          Balance Sheet
                              as of
                   March 31, 2004 (unaudited)

                               and

                    Statements of Operations
                   for the Three Months Ended
               March 31, 2004 and 2003 (unaudited)

                               and

                    Statements of Cash Flows
                   for the Three Months Ended
               March 31, 2004 and 2003 (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Premier Document Services, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of Premier Document Services, Inc. (a Nevada corporation) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and statements of cash flows for the three-months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Premier Document Services, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements.



/s/ Beckstead and Watts, LLP

April 29, 2004


/4/


                      Premier Document Services, Inc.
                               Balance Sheet
                                (unaudited)


  Assets                                                     March 31,
                                                               2004
                                                            -----------
  Current assets:
    Cash                                                    $   172,165
                                                            -----------
      Total current assets                                      172,165
                                                            -----------

  Fixed assets, net                                              40,641

                                                            -----------
                                                            $   212,806
                                                            ===========

  Liabilities and Stockholders' Equity


  Current liabilities:
    Accounts payable                                        $    11,498
    Deferred revenue                                             16,508
                                                            -----------
      Total current liabilities                                  28,006
                                                            -----------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 15,000,000 shares
     authorized, no shares issued and outstanding                     -
    Common stock, $0.001 par value, 60,000,000 shares
     authorized, 7,942,750 shares issued and outstanding          7,943
    Additional paid-in capital                                  273,437
    Deferred compensation                                        (7,000)
    Retained (deficit)                                          (89,580)
                                                            -----------
                                                                184,800
                                                            -----------

                                                            $   212,806
                                                            ===========



The accompanying notes are an integral part of these financial statements.


/5/


                      Premier Document Services, Inc.
                         Statements of Operations
                                (unaudited)



                                              For the Three Months Ended
                                                        March 31,
                                              --------------------------
                                                  2004           2003
                                              -----------    -----------
Revenue                                       $    37,993    $    25,865
                                              -----------    -----------

Expenses:
  General and administrative expenses              19,317          7,871
  Contract labor                                   13,381         46,245
  Consulting expense                                    -         35,000
  Depreciation                                      3,178          3,178
                                              -----------    -----------
     Total expenses                                35,876         92,294
                                              -----------    -----------

Other income:
  Interest income                                      59              -
                                              -----------    -----------

Net income (loss)                             $     2,176    $   (66,429)
                                              ===========    ===========
Weighted average number of
 common shares outstanding -
 basic and fully diluted                        7,942,750      7,010,475
                                              ===========    ===========

Net income (loss) per share -
 basic and fully diluted                      $      0.00    $     (0.01)
                                              ===========    ===========



The accompanying notes are an integral part of these financial statements.


/6/


                      Premier Document Services, Inc.
                         Statements of Cash Flows
                                (unaudited)



                                                 For the Three Months Ended
                                                           March 31,
                                                 --------------------------
                                                     2004           2003
                                                 -----------    -----------

Cash flows from operating activities
Net income (loss)                                $     2,176    $   (66,429)
  Depreciation                                         3,178          3,178
  Shares issued for services                               -         35,000
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  (Increase) in accounts receivable                        -        (19,050)
  Increase in accounts payable                         9,622         14,496
  (Decrease) in payroll liabilities                        -            (19)
  Increase in deferred revenue                        16,508              -
                                                 -----------    -----------
Net cash provided (used) by operating activities      31,484        (32,824)
                                                 -----------    -----------

Cash flows from financing activities
  Issuances of common stock                                -         46,500
  Increase in funds held in escrow                         -        (46,500)
                                                 -----------    -----------
Net cash provided by financing activities                  -              -
                                                 -----------    -----------

Net increase (decrease) in cash                       31,484        (32,824)
Cash - beginning                                     140,681         58,194
                                                 -----------    -----------
Cash - ending                                    $   172,165    $    25,370
                                                 ===========    ===========
Supplemental disclosures:
  Interest paid                                  $         -    $         -
                                                 ===========    ===========
  Income taxes paid                              $         -    $         -
                                                 ===========    ===========



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

Furniture and equipment as of March 31, 2004 consisted of the following:

Computer and office equipment       $   52,258
Furniture and fixtures                  15,825
                                    ----------
                                        68,083
Accumulated depreciation               (27,442)
                                    ----------
                                    $   40,641
                                    ==========

Depreciation  expense for the three months ended March  31,  2004 totaled $3,178.

Note 3 - Deferred revenue

On January 1, 2004, the Company entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS).
The   Company  transferred  their  independent  contractors,  who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for
$26,750.   During  the  three months ended March  31,  2004,  the
Company recognized $20,062 as revenue. As of March 31, 2004, the balance of deferred revenue was $6,688 per the terms of the agreement.

RMS will in turn sell leads to the Company at a rate of $15 each. The owner and officer of RMS is a former officer and director of the Company. During the three months ended March 31, 2004, the Company recorded a total of $14,213 for marketing expenses to RMS.

During the three months ended March 31, 2004, the Company received a prepayment for services of $27,750 from a customer.
As of March 31, 2004, the balance of deferred revenue was $9,820.

Note 4 - Deferred compensation

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public. The Company agreed to provide 350,000 shares of common stock for its services upon completion. As of March 31, 2004, services valued at $63,000 have been performed and a total of $7,000 was recorded as deferred compensation.


/8/


                 Premier Document Services, Inc.
                              Notes

Note 5 - Major customer

During the three month period ended March 31, 2004, two customers accounted for 58% and 42% of the Company's revenue.

Note 6 - Related party transactions

Office services are provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/9/


     Item 2. Management's Discussion and Analysis or Plan of Operation

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

     On July 14, 2003 we filed a Form 10-SB with the Securities and Exchange Commission ("SEC") to comply with prerequisites for the listing of our securities on the NASD OTC Bulletin Board. On or about February 2, 2004 we received notification that the SEC approved our Form 10-SB. As of the date of this filing, we are still awaiting approval from the NASD. We expect to receive NASD approval sometime in the second quarter and that are common stock will begin trading on the NASD OTC Bulletin Board shortly thereafter.

Results of Operations

     Regardless of the type of document, we charge a flat fee of $150 per document. As we utilize the services of our President, Crystal Kim Han, to prepare these documents and not through the use of an independent contractor there is no impact to the margin earned on these services. Signatory fees range on a per signing basis from $100 for an in office signing, $150 for an after hours or out of office signing and $200 for an out of area signing (excluding fuel costs). The independent contractor obtaining the signature(s) is paid a flat fee of $50 per signing and $.35 per mile if the signing is out of the office.

     The following is an itemization of our results of operations for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003.


/10/


REVENUES. Total revenues for the three-month period ended March 31, 2004 were $37,993 compared to $25,865 for the three-month period ended March 31, 2003. On January 1, 2004, we entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS). We transferred our independent contractors, who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for a one-time payment of $26,750. During the three months ended March 31, 2004, we recognized $20,062 as revenue leaving the balance of $6,688 as deferred revenue. Given total deferred revenue of $16,508 as reported on our March 31, 2004 balance sheet the remaining $9,820 of deferred revenue was a result of remaining services to be performed on a prepayment of $27,750 received from Anchor Mortgage.


EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, and marketing costs associated with the promotion of our document preparation services. General and administrative expenses for the three-month period ended March 31, 2004 were $19,317 compared to $7,871 for the three-month period ended March 31, 2003. General and Administrative expenses increased from the comparable period as a result of $14,213 in marketing expenses paid to RMS. We will utilize the marketing services of RMS to obtain additional customers and pay them $15 for each lead we receive. The owner and officer of RMS, Colin Fidler, is a former officer and director of the Company.

CONTRACT LABOR. Contract labor expense consists of the fees paid to our independent contractors. Contract labor expense for the three-month period ended March 31, 2004 was $13,381 compared to $46,245 for the three-month period ended March 31, 2003. As we employ independent contractors to perform most of our services at this time, contract labor expense is directly related to the revenues we generate for our services.

CONSULTING. Consulting expense includes fees paid to consultants in relation to our attempt to achieve public listing status and the preparation of required SEC and NASD filings, and to individuals engaged to assist management in the furtherance of our business plan. We did not incur any consulting expense for the three-month period ended March 31, 2004 compared to $35,000 for the three-month period ended March 31, 2003. Since inception, we have expensed a total of $63,000 for services provided by our consultants. The only remaining expense is an amount of $7,000 that will be recorded upon our achieving listing status on the NASD OTC Bulletin Board. This expense was originally recorded as deferred compensation as reported on our March 31, 2004 balance sheet.

DEPRECIATION. Depreciation was $3,178 for the three-month period ended March 31, 2004 compared to $3,178 for the three-month period ended March 31, 2003. This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the three-month period ended March 31, 2004 were $35,876 compared to $92,294 for the three-month period ended March 31, 2003. Total operating expenses decreased significantly from the comparable period due mainly to payments made in 2003 to consultants in relation to our attempt to achieve approval with the SEC and to further our business plan. Our most significant operating expenses in the first quarter of 2004 were general and administrative and contract labor expense.

INTEREST INCOME. Interest income was $59 for the three-month period ended March 31, 2004. The Company had no interest income for the three-month period ended March 31, 2003. Interest income represents the interest earned on the cash deposits held by the Company.


/11/


INCOME/LOSS FROM OPERATIONS. Our net income from operations was $2,176 for the three-month period ended March 31, 2004 compared to a net loss of $66,429 for the three-month period ended March 31, 2003. This is the first profitable quarter that we have recorded since inception. Management expects to increase profitability, as many of the consulting services expensed to date will no longer be required.

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

Liquidity and Capital Resources

     Management believes our cash on hand of $172,165 will be sufficient to fund ongoing fiscal 2004 and 2005 operations and provide for our working capital needs given positive working capital of $144,159. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

     To date, we have financed our cash flow requirements through an issuance of common stock and through the revenue generated from existing operations. During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues.

     All investor inquiries should be directed via mail to Ms.
Crystal Kim Han, President, Premier Document Services, Inc., 4001
S. Decatur Blvd., Suite 37-218, Las Vegas, Nevada 89103.


     Item 3. Controls and Procedures

    (a) Evaluation of disclosure controls and procedures.
        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

    (b) Changes in internal controls.
        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by our chief executive and principal financial officer.



           [balance of page intentionally left blank]


/12/


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

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended March 31, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/13/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Premier Document Services, Inc.
-----------------------------------------------------------------
                          (Registrant)



Date: April 30, 2004
      --------------



By: /s/ Crystal Kim Han
    -------------------
    Crystal Kim Han
    President/CEO and Treasurer/CFO


/14/