Form 10QSB
period 2004-06-30
PREMIER DOCUMENT SERVICES INC
filed 2004-08-20
CIK 1177274

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2004

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


/1/


                      Premier Document Services, Inc.

                             Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                            3

    Independent Accountants' Review Report                                4

    Balance Sheet June 30, 2004 (unaudited)                               5

    Statements of Operations For the Three and Six Months Ended           6
    June 30, 2004 and 2003 (unaudited)

    Statements of Cash Flows For the Six Months Ended June 30,            7
    2004 and 2003 (unaudited)

    Notes to Financial Statements                                         8

  Item 2. Management's Discussion and Analysis or Plan of Operation      10

  Item 3. Controls and Procedures                                        12

PART II - OTHER INFORMATION

  Item 6(a). Exhibits                                                    13

  Item 6(b). Reports Filed on Form 8-K                                   13

SIGNATURES                                                               14


/2/


Part I - Financial Information

     Item 1. Financial Statements





                 Premier Document Services, Inc.

                          Balance Sheet
                              as of
                    June 30, 2004 (unaudited)

                               and

                    Statements of Operations
               for the Three and Six Months Ended
               June 30, 2004 and 2003 (unaudited)

                               and

                    Statements of Cash Flows
                    for the Six Months Ended
               June 30, 2004 and 2003 (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Premier Document Services, Inc.

We have reviewed the accompanying balance sheet of Premier Document Services, Inc. (a Nevada corporation) as of June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003, and statements of cash flows for the six-months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Premier Document Services, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements.



/s/ Beckstead and Watts, LLP

August 16, 2004


/4/


                        Premier Document Services, Inc.
                                 Balance Sheet
                                  (unaudited)



                                                                  June 30,
Assets                                                              2004
                                                                 ----------
Current assets:
  Cash                                                           $  138,043
  Accounts receivable                                                19,482
                                                                 ----------
     Total current assets                                           157,525
                                                                 ----------

Fixed assets, net                                                    37,463

                                                                 ----------
                                                                 $  194,988
                                                                 ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                              $    12,910
                                                                 ----------
     Total current liabilities                                       12,910
                                                                 ----------

Stockholders' equity:
  Preferred stock, $0.001 par value, 15,000,000 shares
   authorized, no shares issued or outstanding                            -
  Common stock, $0.001 par value, 60,000,000 shares
   authorized, 7,942,750 shares issued and outstanding                7,943
  Additional paid-in capital                                        273,437
  Deferred compensation                                              (7,000)
  Retained (deficit)                                                (92,302)
                                                                 ----------
                                                                    182,078
                                                                 ----------

                                                                 $  194,988
                                                                 ==========



 The accompanying notes are an integral part of these financial statements.


/5/


                        Premier Document Services, Inc.
                           Statements of Operations
                                  (unaudited)



                                      For the Three         For the Six
                                      Months Ended          Months Ended
                                         June 30,             June 30,
                                 --------------------  --------------------
                                    2004       2003       2004       2003
                                 ---------  ---------  ---------  ---------

Revenue                          $  39,703  $  55,895  $  77,696  $  81,760
                                 ---------  ---------  ---------  ---------

Expenses:
 General and
  administrative expenses           39,302     51,525     58,619    105,641
 Contract labor                          -          -     13,381          -
 Consulting expense                      -     70,000          -    105,000
 Depreciation                        3,178      3,178      6,356      6,356
                                 ---------  ---------  ---------  ---------
   Total expenses                   42,480    124,703     78,356    216,997
                                 ---------  ---------  ---------  ---------

Other income:
 Interest income                        55         23        114         23
                                 ---------  ---------  ---------  ---------

Net (loss)                       $  (2,722) $ (68,785) $    (546) $(135,214)
                                 =========  =========  =========  =========

Weighted average number of
 common shares outstanding -
 basic and fully diluted         7,942,750  7,010,475  7,010,475  7,010,475
                                 =========  =========  =========  =========

Net (loss) per share -
 basic and fully diluted         $   (0.00) $   (0.01) $   (0.00) $   (0.02)
                                 =========  =========  =========  =========



 The accompanying notes are an integral part of these financial statements.


/6/


                        Premier Document Services, Inc.
                           Statements of Cash Flows
                                  (unaudited)



                                                      For the Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                          2004         2003
                                                      -----------  -----------
Cash flows from operating activities
Net (loss)                                            $      (546) $  (135,214)
Adjustments to reconcile net income (loss) to
 net cash (used) by operating activities:
   Depreciation                                             6,356        6,356
   Shares issued for services                                   -      105,000
Changes in operating assets and liabilities:
   (Increase) in accounts receivable                      (19,482)           -
   Increase (decrease) in accounts payable                 11,034       (2,058)
   (Decrease) in payroll liabilities                            -          (19)
                                                      -----------  -----------
Net cash (used) by operating activities                    (2,638)     (25,935)
                                                      -----------  -----------

Cash flows from financing activities
   Issuances of common stock                                    -       48,550
                                                      -----------  -----------
Net cash provided by financing activities                       -       48,550
                                                      -----------  -----------

Net increase (decrease) in cash                            (2,638)      22,615
Cash - beginning                                          140,681       58,194
                                                      -----------  -----------
Cash - ending                                         $   138,043  $    80,809
                                                      ===========  ===========

Supplemental disclosures:
   Interest paid                                      $         -  $         -
                                                      ===========  ===========
   Income taxes paid                                  $         -  $         -
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

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

Furniture and equipment as of June 30, 2004 consisted of the following:

Computer and office equipment       $   52,258
Furniture and fixtures                  15,825
                                    ----------
                                        68,083
Accumulated depreciation               (30,620)
                                    ----------
                                    $   37,463
                                    ==========

Depreciation  expense  for the six months  ended  June  30,  2004 totaled $6,356.

Note 3 - Deferred revenue

On January 1, 2004, the Company entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS).
The   Company  transferred  their  independent  contractors,  who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for $26,750. During the six months ended June 30, 2004, the Company recognized $26,750 as revenue. As of June 30, 2004, the balance of deferred revenue was $0 per the terms of the agreement.

RMS will in turn sell leads to the Company at a rate of $15 each. The owner and officer of RMS is a former officer and director of the Company. During the six months ended June 30, 2004, the Company recorded a total of $32,768 for marketing expenses to RMS.

During the six months ended June 30, 2004, the Company received a prepayment for services of $27,750 from a customer. During the six months ended June 30, 2004, the Company recognized $27,750 as revenue. As of June 30, 2004, the balance of deferred revenue was $0.

Note 4 - Deferred compensation

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public. The Company agreed to provide 350,000 shares of common stock for its services upon completion. As of June 30, 2004, services valued at $63,000 have been performed and a total of $7,000 was recorded as deferred compensation.


/8/


                 Premier Document Services, Inc.
                              Notes

Note 5 - Major customers

During the six month period ended June 30, 2004, two customers accounted for 66% and 34% of the Company's revenue.

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

     On July 14, 2003 we filed a Form 10-SB with the Securities and Exchange Commission ("SEC") to comply with prerequisites for the listing of our securities on the NASD OTC Bulletin Board. On or about February 2, 2004 we received notification that the SEC approved our Form 10-SB. As of the date of this filing, we are still awaiting approval from the NASD. Although we expected to receive NASD approval sometime in the second quarter, we believe we will receive approval in the third quarter and that our common stock will begin trading on the NASD OTC Bulletin Board shortly thereafter.

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

     The following is an itemization of our results of operations for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003.


/10/


REVENUES. Total revenues for the six-month period ended June 30, 2004 were $77,696 compared to $81,760 for the six-month period ended June 30, 2003. On January 1, 2004, we entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS). We transferred our independent contractors, who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for a one-time payment of $26,750. During the six months ended June 30, 2004, we recognized $26,750 as revenue leaving a deferred revenue balance of $0. In addition, during the six months ended June 30, 2004, we received a prepayment of $27,750 from Anchor Mortgage for services to be performed in the first half of 2004. During the six months ended June 30, 2004, we recognized $27,750 as revenue leaving a deferred revenue balance of $0.


EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, and marketing costs associated with the promotion of our document preparation services. General and administrative expenses for the six-month period ended June 30, 2004 were $58,618 compared to $105,641 for the six-month period ended June 30, 2003. We will utilize the marketing services of RMS to obtain additional customers and pay them $15 for each lead we receive. The owner and officer of RMS, Colin Fidler, is a former officer and director of the Company.

CONTRACT LABOR. Contract labor expense consists of the fees paid to our independent contractors. Contract labor expense for the six-month period ended June 30, 2004 was $13,381. We incurred no such expense in the three-month period ended June 30, 2003. As we employ independent contractors to perform most of our services at this time, contract labor expense is directly related to the revenues we generate for our services.

CONSULTING. Consulting expense includes fees paid to consultants in relation to our attempt to achieve public listing status and the preparation of required SEC and NASD filings, and to individuals engaged to assist management in the furtherance of our business plan. We did not incur any consulting expense for the six-month period ended June 30, 2004 compared to $105,000 for the six-month period ended June 30, 2003. Since inception, we have expensed a total of $63,000 for services provided by our consultants. The only remaining expense is an amount of $7,000 that will be recorded upon our achieving listing status on the NASD OTC Bulletin Board. This expense is recorded as deferred compensation as reported on our June 30, 2004 balance sheet.

DEPRECIATION. Depreciation was $6,356 for the six-month period ended June 30, 2004 compared to $6,356 for the six-month period ended June 30, 2003. This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2004 were $78,356 compared to $216,997 for the six-month period ended June 30, 2003. Total operating expenses decreased significantly from the comparable period due mainly to payments made in 2003 to consultants in relation to our attempt to achieve approval with the SEC and to further our business plan. Our most significant operating expenses in the six months ended June 30, 2004 were general and administrative and contract labor expense.

INTEREST INCOME. Interest income was $114 for the six-month period ended June 30, 2004 compared to $23 for the six-month period ended June 30, 2003. Interest income represents the interest earned on the cash deposits held by the Company.


/11/


NET LOSS FROM OPERATIONS. Our net loss from operations was $546 for the six-month period ended June 30, 2004 compared to a net loss of $135,214 for the six-month period ended June 30, 2003. Management is focused on reducing general and administrative expenses to help achieve profitability, as many of the consulting services and certain general and administrative expenses will no longer be required upon our reaching approval status with the NASD.

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

Liquidity and Capital Resources

     Management believes our cash on hand of $138,043 will be sufficient to fund ongoing fiscal 2004 and 2005 operations and provide for our working capital needs given positive working capital of $144,615. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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


     Item 3. Controls and Procedures

           (a) Evaluation of disclosure controls and procedures.
        We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

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

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended June 30, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/13/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Premier Document Services, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: August 18, 2004
      ---------------



    /s/ Crystal Kim Han
By: -------------------
    Crystal Kim Han
    President/CEO and Treasurer/CFO


/14/