Form 10QSB
period 2004-09-30
PREMIER DOCUMENT SERVICES INC
filed 2004-11-12
CIK 1177274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number: 000-50340

Premier Document Services, Inc. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2980786 (I.R.S. Employer Identification No.)

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

Premier Document Services, Inc.

Part I - Financial Information

Item 1. Financial Statements

Premier Document Services, Inc.

Balance Sheet

as of

September 30, 2004 (unaudited)

and

Statements of Operations

for the Three and Nine Months Ended

September 30, 2004 and 2003 (unaudited)

and

Statements of Cash Flows

for the Nine Months Ended

September 30, 2004 and 2003 (unaudited)

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984 tel

702.362.0540 fax

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors

Premier Document Services, Inc.

We have reviewed the accompanying balance sheet of Premier Document Services, Inc. (a Nevada corporation) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and statements of cash flows for the nine-months ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Premier Document Services, Inc. as of December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP

October 29, 2004

Premier Document Services, Inc.

Balance Sheet

(unaudited)

Assets	September 30,
2004
Current assets:
Cash and equivalents	$147,461
Prepaid expense – related party	1,500
Total current assets	148,961

Fixed assets, net	34,285

$183,246

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$52
Total current liabilities	52

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.001 par value, 60,000,000 shares
authorized, 7,942,750 shares issued and outstanding	7,943
Additional paid-in capital	273,437
Deferred compensation	(7,000)
Retained (deficit)	(91,186)
183,194

$183,246

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue	$ 51,479	$ 54,581	$ 129,175	$ 136,341

Expenses:
General and administrative expenses	45,681	46,282	104,300	151,923
Contract labor	-	-	13,381	-
Executive compensation – related party	1,550	-	1,550	-
Consulting expense	-	-	-	105,000
Depreciation	3,178	3,178	9,534	9,534
Total expenses	50,409	49,460	128,765	266,457

Other income:
Interest income	46	67	160	90

Net income (loss)	$ 1,116	$ 5,188	$ 570	$ (130,026)

Weighted average number of
common shares outstanding –
basic and fully diluted	7,942,750	7,942,750	7,942,750	7,635,407

Net income (loss) per share –
basic and fully diluted	$ 0.00	$ 0.00	$ 0.00	$ (0.02)

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$570	$(130,026)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	9,534	9,534
Shares issued for services	-	105,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(4,714)
(Increase) in prepaid expense – related party	(1,500)	-
Increase (decrease) in accounts payable	(1,824)	1,302
(Decrease) in payroll liabilities	-	(19)
Net cash provided (used) by operating activities	6,780	(18,923)

Cash flows from financing activities
Issuances of common stock	-	48,550
Net cash provided by financing activities	-	48,550

Net increase in cash and equivalents	6,780	29,627
Cash and equivalents – beginning	140,681	58,194
Cash and equivalents – ending	$147,461	$87,821

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Notes

Note 1 – Basis of presentation

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

Note 2 – Prepaid expense – related party

On July 7, 2004, the Company’s Board of Directors (BOD) agreed to compensate the Company’s president $500 per month effective July 1, 2004.  During the nine months ended September 30, 2004, the amount paid was $3,050 for services through December 31, 2004.  As of September 30, 2004, the balance of prepaid expense to a related party was $1,500.

Note 3 – Fixed assets

Furniture and equipment as of September 30, 2004 consisted of the following:

Computer and office equipment	$ 52,258
Furniture and fixtures	15,825
68,083
Accumulated depreciation	(33,798)
$ 34,285

Depreciation expense for the nine months ended September 30, 2004 totaled $9,534.

Note 4 – Deferred revenue

On January 1, 2004, the Company entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS).  The Company transferred their independent contractors, who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for $26,750.  During the nine months ended September 30, 2004, the Company recognized $26,750 as revenue.  As of September 30, 2004, the balance of deferred revenue was $0 per the terms of the agreement.

RMS will in turn sell leads to the Company at a rate of $15 each.  The owner and officer of RMS is a former officer and director of the Company.  During the nine months ended September 30, 2004, the Company recorded a total of $57,143 for marketing expenses to RMS.

During the nine months ended September 30, 2004, the Company received a prepayment for services of $27,750 from a customer.  During the nine months ended September 30, 2004, the Company recognized $27,750 as revenue.  As of September 30, 2004, the balance of deferred revenue was $0.

Premier Document Services, Inc.

Notes

Note 5 – Deferred compensation

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public.  The Company agreed to provide 350,000 shares of common stock for its services upon completion.  As of September 30, 2004, services valued at $63,000 have been performed and a total of $7,000 was recorded as deferred compensation.

Note 6 – Major customers

During the nine month period ended September 30, 2004, two customers accounted for 79% and 21% of the Company's revenue.

Note 7 – Related party transactions

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

On July 14, 2003 we filed a Form 10-SB with the Securities and Exchange Commission (“SEC”) to comply with prerequisites for the listing of our securities on the NASD OTC Bulletin Board.  On or about February 2, 2004 we received notification that the SEC approved our Form 10-SB.  We can now announce that on November 2, 2004 we received approval from the NASD that our common stock will begin trading on the NASD OTC Bulletin Board under the ticker symbol “PDSV”.

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

The following is an itemization of our results of operations for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003.

REVENUES. Total revenues for the nine-month period ended September 30, 2004 were $129,175 compared to $136,341 for the nine-month period ended September 30, 2003.  On January 1, 2004, we entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS).  We transferred our independent contractors, who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for $26,750.  During the nine months ended September 30, 2004, we recognized $26,750 as revenue.  As of September 30, 2004, the balance of deferred revenue was $0 per the terms of the agreement.  In addition, during the nine months ended September 30, 2004, we received a prepayment of $27,750 from Anchor Mortgage for services to be performed in the first half of 2004.  During the nine months ended September 30, 2004, we recognized $27,750 as revenue leaving a deferred revenue balance of $0.

EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, and marketing costs associated with the promotion of our document preparation services.  General and administrative expenses for the nine-month period ended September 30, 2004 were $104,300 compared to $151,923 for the nine-month period ended September 30, 2003.  We will utilize the marketing services of RMS to obtain additional customers and pay them $15 for each lead we receive.  The owner and officer of RMS, Colin Fidler, is a former officer and director of the Company.  During the nine months ended September 30, 2004, we recorded a total of $57,143 for marketing expenses to RMS.

CONTRACT LABOR. Contract labor expense consists of the fees paid to our independent contractors.  Contract labor expense for the nine-month period ended September 30, 2004 was $13,381.  We incurred no such expense in the nine-month period ended September 30, 2003.  As we employ independent contractors to perform most of our services at this time, contract labor expense is directly related to the revenues we generate for our services.

EXECUTIVE COMPENSATION – RELATED PARTY. Executive compensation – related party expense represents the compensation paid to our president.  Executive compensation – related party expense for the nine-month period ended September 30, 2004 was $1,550.  We incurred no such expense in the nine-month period ended September 30, 2003.  On July 7, 2004, our Board of Directors (BOD) agreed to compensate our president $500 per month effective July 1, 2004.  During the nine months ended September 30, 2004, the amount paid was $3,050 for services through December 31, 2004.  As of September 30, 2004, the balance of prepaid expense to a related party was $1,500.

CONSULTING. Consulting expense includes fees paid to consultants in relation to our attempt to achieve public listing status and the preparation of required SEC and NASD filings, and to individuals engaged to assist management in the furtherance of our business plan.  We did not incur any consulting expense for the nine-month period ended September 30, 2004 compared to $105,000 for the nine-month period ended September 30, 2003.  Since inception, we have expensed a total of $63,000 for services provided by our consultants.  The only remaining expense is an amount of $7,000 that will be recorded upon our achieving listing status on the NASD OTC Bulletin Board.  This expense is recorded as deferred compensation as reported on our September 30, 2004 balance sheet.

DEPRECIATION. Depreciation was $9,534 for the nine-month period ended September 30, 2004 compared to $9,534 for the nine-month period ended September 30, 2003.  This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the nine-month period ended September 30, 2004 were $128,765 compared to $266,457 for the nine-month period ended September 30, 2003.  Total operating expenses decreased significantly from the comparable period due mainly to payments made in 2003 to consultants in relation to our attempt to achieve approval with the SEC and to further our business plan.  Our most significant operating expenses in the nine months ended September 30, 2004 were general and administrative and contract labor expense.

INTEREST INCOME. Interest income was $160 for the nine-month period ended September 30, 2004 compared to $90 for the nine-month period ended September 30, 2003.  Interest income represents the interest earned on the cash deposits held by the Company.

NET LOSS FROM OPERATIONS. Our net income from operations was $570 for the nine-month period ended September 30, 2004 compared to a net loss of $130,026 for the nine-month period ended September 30, 2003.  Management’s focus on reducing general and administrative expenses has helped us achieve profitability, many of the consulting services and certain general and administrative expenses are no longer required now that we have reached approval status with the NASD.

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

Liquidity and Capital Resources

Management believes our cash on hand of $147,461 will be sufficient to fund ongoing fiscal 2004 and 2005 operations and provide for our working capital needs given positive working capital of $148,909.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon her evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by our chief executive and principal financial officer.

[balance of this page intentionally left blank]

PART II – OTHER INFORMATION

Item 6(a) – Exhibits

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

Item 6(b) – Reports Filed on Form 8-K

For the quarter ended September 30, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Document Services, Inc.

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: November 3, 2004

By: /s/ Crystal Kim Han

Crystal Kim Han

President/CEO and Treasurer/CFO