Form 10KSB
period 2004-12-31
PREMIER DOCUMENT SERVICES INC
filed 2005-03-28
CIK 1177274

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 7,942,750 shares issued and outstanding as of March 25, 2005.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

As of the date of this filing, the Company’s Common Stock is listed on the Over-The-Counter Bulletin Board under the symbol “PDSV”; however, the stock has yet to trade and therefore has no market value.

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

Our Articles of Incorporation authorize us to issue up to 60,000,000 shares of common stock at a par value of $0.001 per share and 15,000,000 shares of preferred stock at a par value of $0.001 per share.  As of March 25, 2005 we had 7,942,750 shares of our Common Stock outstanding and no shares of our Preferred Stock outstanding.  It may be necessary to raise additional funds and/or reduce cash expenditures in the next 12 months.  Funds could be generated through the issuance of additional stock.  Cash expenditures could be reduced through the lay-off of personnel and or a reduction in employee salaries or benefits.

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

The overall economic environment, stable mortgage interest rates and strength in the real estate market in general, contributed to very positive conditions for the industry throughout 2000, 2001, 2002, 2003 and 2004.  Although the Federal Reserve has begun to raise interest rates, we believe it to be likely that interest rates will remain low and real estate demand high for the next one to three years, it is, however, impossible to predict the future direction of interest rates and the health of the real estate market.  Should mortgage activity drop due to increasing interest rates, we will experience a decline in demand for our preparation of documents such as deeds of trust and loan applications and the obtainment of appropriate signatures on attorney documents, mortgage loan papers and other real estate disclosures.

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

Build Strong Brand Recognition

It is our belief that name recognition is an important advantage for document preparation and signatory companies.  As these services are generally available from a variety of companies, individuals must trust in a signatory's reliability and credibility.  To maximize brand awareness, expand our customer base effectively, and avoid reliance on any one source of customers, we seek to build brand recognition through multiple marketing channels, initially including, but not limited to: web-based and traditional advertising, direct marketing and strategic alliances.  In 2004 we spent a total of $64,148 on the marketing of our services.  We were able to invest significantly on advertising based on our revenue generation.  Although this represents approximately one-third of our total 2004 revenue, we believe it is necessary to expand our business beyond providing services to Anchor Mortgage.

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

Possible Future Issuances of Common Stock Will Have a Dilutive Affect on Existing Shareholders

The Company is authorized to issue up to 60,000,000 shares of Common Stock.  As of March 25, 2005, there are 7,942,750 shares of common stock issued and outstanding.  Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval.  These additional issuances of common stock will increase outstanding shares and further dilute stockholders’ interests.  Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.

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

ITEM 3.  LEGAL PROCEEDINGS.

We were not subject in the year 2004, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

[balance of this page intentionally left blank]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.

Market Information

Our common stock, par value $0.001 per share, is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “PDSV.”  Although trading approval was received on November 2, 2004 our common equity has yet to trade, nor is it subject to outstanding warrants, or have stock options been granted.  No sales of common equity have been sold pursuant to Rule 144 of the Securities Act, nor has an offering been made that could have a material effect on the market price of our common equity.

B.

Holders

As of March 25, 2005 there were 39 stockholders of record of our Common Stock.

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

Results of Operation

Revenues.  In fiscal 2004, we generated $197,111 in revenue from two customers compared to $213,410 from one customer in revenue generated in 2003.  We believe our projected cash flows will be adequate to fund our operations and provide for our working capital needs for at least the next 12 to 24 months.  As we grow our business and obtain additional clients for our document preparation and signatory services, our revenues should grow on a consistent basis.  By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.  We do not anticipate seasonal variations to affect our revenues as the Las Vegas real estate market and mortgage industry have been consistently strong over the past several years and management expects this trend to continue for at least the foreseeable future.  If fluctuations in the revenue generated by our services were to affect cash flow to an extent not manageable through a reduction in operating expenses, we may be required to obtain additional capital through either the sale of additional shares of common stock, debt financing or the sale of fixed assets.

General and administrative expenses.  General and administrative expenses were $17,170 in fiscal 2004 compared with $19,649 in fiscal 2003.  General and Administrative expenses have remained fairly constant as management is focused on controlling this expense.

Contract labor.  Contract labor expense consists of the fees paid to our independent contractors.  In fiscal 2004 contract labor expense was $8,455 compared with $159,779 in fiscal 2003.  As we employ independent contractors to perform most of our services at this time, contract labor expense is directly related to the revenues we generate for our services.

Contract labor – related party.  Contract labor – related party expense consists of the salary and bonus paid to our President.  In fiscal 2004 contract labor – related party expense was $5,050 compared with $0 in fiscal 2003.  On July 7, 2004 the Company agreed to compensate our President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay our President a bonus at the end of each year to be decided by the Company’s Board of Directors.  During the year ended December 31, 2004, the Company recognized executive compensation totaling $5,050 of which $3,000 was considered salary and $2,050 as her annual bonus.

Marketing expense.  Our marketing expense was $64,148 in fiscal 2004 compared with $0 in fiscal 2003.  We were able to invest significantly on marketing our services based on our revenue generation.  Although this represents approximately one-third of our total 2004 revenue, we believe it is necessary to expand our business beyond providing services to Anchor Mortgage.

Consulting expense.  Our consulting expense was $43,567 in fiscal 2004 compared with $0 in fiscal 2003.  This represents cash paid for consulting services.

Consulting expense – stock based.  Our consulting expense – stock based was $7,000 in fiscal 2004 compared with $133,000 in fiscal 2003.  In 2003 we engaged the services of a real estate expert to assist us in expanding our business operations in the Las Vegas area and to provide assistance with our sale of common stock in exchange for 350,000 shares of our common stock all of which was expensed in the amount of $70,000 in 2003.  In February 2003, we constituted an agreement with a consulting company to perform corporate consulting and advisory services for us in conjunction with the development of a securities package for the sale of the securities to the public.  We agreed to provide 350,000 shares of our common stock for its services upon completion.  During the year ended December 31, 2003, a total of 315,000 shares in the amount of $63,000 were expensed and during the year ended December 31, 2004, a total of 35,000 shares in the amount of $7,000 were expensed.

Depreciation. Depreciation was $12,712 in fiscal 2004 compared with $12,712 in fiscal 2003.  This represents depreciation on the assets of the Company.

Total expenses.  We incurred total expenses for the year ended 2004 of $158,102 compared with $325,140 in fiscal 2003.  Expenditures in 2004 were primarily due to costs incurred for marketing and consulting services.  Total expenses dropped significantly in 2004 as the expense related to bringing the Company public was mainly recorded in fiscal 2003.

Interest income.  We received interest income for the year ended 2004 of $204 compared with $156 in fiscal 2003.  This is the income the Company earns on its cash and equivalents.

Net income (loss).  We recognized net income of $39,213 in fiscal 2004 as compared to a net loss of $111,574 in fiscal 2003.  Now that the expense related to our going public is behind us we plan to focus on growing our revenues and to reduce expenses thereby increasing net income and shareholder value.

Financial Condition and Liquidity

Since inception, we have funded operations primarily through the net cash proceeds from a private offering of our common stock and revenues generated from operations.  At December 31, 2004, we had cash and equivalents of $197,730 and total stockholders’ equity of $228,837.  In addition, we had positive working capital of $197,730.

The Company expects that we will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations.  Thus, if cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities.  The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash provided by operating activities during fiscal 2004 was $57,049, which was due to our net income of $39,213, depreciation of $12,712, shares issued for services of $7,000 offset by a decrease in accounts payable of $1,876.  Net cash provided by operating activities during fiscal 2003 was $33,937, which was due to a net loss of $111,574, a decrease in accounts payable of $182 and a decrease in payroll liabilities of $19 offset by depreciation of $12,712 and shares issued for services of $133,000.

Net cash used by investing activities during fiscal 2004 was $0 and during fiscal 2003 was $0.  As cash flow allows, the Company may enter into investing activities on a case-by-case basis should management believe it prudent to do so.

Net cash provided by financing activities during fiscal 2004 was $0 and during fiscal 2003 was $48,550.

[balance of this page intentionally left blank]

ITEM 7.  FINANCIAL STATEMENTS.

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Premier Document Services, Inc. (the “Company”), as of December 31, 2004 and 2003, and the related statement of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Document Services, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Beckstead and Watts, LLP

March 23, 2005

Premier Document Services, Inc.

Balance Sheets

	December 31,
	2004	2003
Assets

Current assets:
Cash and equivalents	$197,730	$140,681
Total current assets	197,730	140,681

Fixed assets, net	31,107	43,819

	$228,837	$184,500

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-	$1,876
Total current liabilities	-	1,876

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares
authorized, 7,942,750 and 7,942,750 shares issued and outstanding as of 12/31/04 and 12/31/03, respectively.	7,943	7,943
Additional paid-in capital	273,437	273,437
Prepaid compensation	-	(7,000)
Retained (deficit)	(52,543)	(91,756)
	228,837	182,624

	$228,837	$184,500

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Operations

	For the year ended
	December 31,
	2004	2003

Revenue	$ 197,111	$ 213,410

Expenses:
General and administrative expenses	17,170	19,649
Contract labor	8,455	159,779
Contract labor – related party	5,050	-
Marketing expense	64,148	-
Consulting expense	43,567	-
Consulting expense – stock based	7,000	133,000
Depreciation	12,712	12,712
Total expenses	158,102	325,140

Other income:
Interest income	204	156

Net income (loss)	$ 39,213	$ (111,574)

Weighted average number of
common shares outstanding – basic and fully diluted	7,942,750	7,712,874

Net income (loss) per share – basic and fully diluted	$ 0.01	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statement of Stockholders’ Equity

			Addit-	Subscr-
	Common Stock		ional	iption	Deferred	Retained	Total
			Paid-in	Receiv-	Compen-	Earnings	Stockholders’
	Shares	Amount	Capital	able	sation	(Deficit)	Equity

Balance forward,
December 31, 2002	7,000,000	$ 7,000	$ 85,830	$ -	$ -	$ 19,818	$ 112,648

March 2003
504 public offering
Issued for cash and services	942,750	943	187,607	(2,050)	(105,000)		81,500

June 2003
Cancel subscriptions
receivable				2,050			2,050

June 2003
Prepaid compensation					70,000		70,000

December 2003
Prepaid compensation					28,000		28,000

Net (loss)
For the year ended
December 31, 2003						(111,574)	(111,574)

Balance, December 31, 2003	7,942,750	7,943	273,437	-	(7,000)	(91,756)	182,624

December 2004
Prepaid compensation					7,000		7,000

Net income
For the year ended
December 31, 2004						39,213	39,213

Balance, December 31, 2004	7,942,750	$ 7,943	$ 273,437	$ -	$ -	$ (52,543)	$ 228,837

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Cash Flows

	For the year ended
	December 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$39,213	$(111,574)
Depreciation	12,712	12,712
Shares issued for services	7,000	133,000
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Increase (decrease) in accounts payable	(1,876)	(182)
Increase (decrease) in payroll liabilities	-	(19)
Net cash provided by operating activities	57,049	33,937

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Issuances of common stock	-	48,550
Net cash provided by financing activities	-	48,550

Net increase in cash	57,049	82,487
Cash – beginning	140,681	58,194
Cash – ending	$197,730	$140,681

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$-	$133,000
Number of shares issued for services	-	665,000

Shares issued for prepaid compensation	$-	$7,000
Number of shares issued for prepaid compensation	-	35,000

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There are no cash equivalents as of December 31, 2004 and 2003.

Equipment

The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation based on the following estimated useful lives:

Equipment

5 years

Furniture & fixtures

7 years

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired.  No such impairments have been identified by management at December 31, 2004 and 2003.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Revenue recognition

The Company has agreements with its customers with a set price for all available services with add-ons for items such as after hours and out of area signings.  Once the services have been performed, the Company recognizes revenue upon invoicing their customers.  All fees are normally collected within 30 days.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were $0 and $1,000 in advertising costs included in general and administrative expenses as of December 31, 2004 and 2003.

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

Earnings/(Loss) per share

Net earnings/(loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing earnings/(losses) available to common stockholders by the weighted average number of common shares outstanding during the period.  As of December 31, 2004 and 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

Premier Document Services, Inc.

Notes

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 – Income taxes

For the years ended December 31, 2004 and 2003, the Company incurred net operating income and losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $72,361 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	72,361	111,574
Total deferred tax assets	72,361	111,574

Net deferred tax assets before valuation allowance	72,361	111,574
Less: Valuation allowance	(72,361)	(111,574)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31
	2004	2003
Federal and state statutory rate	$(24,603)	$(37,935)
Change in valuation allowance on deferred tax assets	24,603	37,935
	$ -0-	$ -0-

Premier Document Services, Inc.

Notes

Note 4 – Fixed assets

Furniture and equipment as of December 31, 2004 consisted of the following:

Computer and office equipment	$ 52,258
Furniture and fixtures	15,825
68,083
Accumulated depreciation	(36,977)
$ 31,107

The Company recorded depreciation expense in the amount of $12,712 and $12,712 during the years ended December 31, 2004 and 2003, respectively.

Note 5 – Stockholders’ equity

The Company is authorized to issue 60,000,000 shares of it $0.001 par value common stock and 15,000,000 shares of its $0.001 par value preferred stock.

As of December 31, 2002, the Company had 7,000,000 shares of its $0.001 par value common stock issued and outstanding.

During March 2003, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended.  The Company sold 942,750 shares of its $0.001 par value common stock at a price of $0.20 per share for cash and services totaling $188,550.  Of the total amount $2,050 was considered subscriptions receivable and $105,000 was considered prepaid compensation.

During June 2003, the Company received cash of $2,050 to cancel the entire balance of subscriptions receivable.

During June 2003, the Company expensed $70,000 of prepaid compensation.

During December 2003, the Company expensed $28,000 of prepaid compensation.

During December 2004, the Company expensed $7,000 of prepaid compensation.

As of December 31, 2004, there have been no other issuances of common and/or preferred stock.

Note 6 – Prepaid compensation

In February 2003, the Company constituted an agreement with a consulting company to perform corporate consulting and advisory services for the Company in conjunction with the development of a securities package for the sale of the securities to the public. The Company agreed to provide 350,000 shares of common stock for its services upon completion. During the year ended December 31, 2004, a total of $7,000 was expensed.  The remaining balance of prepaid compensation was $0 as of December 31, 2004.

Note 7 – Warrants and options

As of December 31, 2004 and 2003, there are no warrants or options outstanding to acquire any additional shares of common and/or preferred stock.

Note 8 – Major customers

During the year ended December 31, 2004, two customers accounted for 100% of the Company's revenue.  During the year ended December 31, 2003, one customer accounted for 100% of the Company's revenue.

Premier Document Services, Inc.

Notes

Note 9 – Contracts

On January 1, 2004, the Company entered into a purchase and service agreement with Reliable Marketing Solutions, LLC (RMS).  The Company transferred their independent contractors, who performed telemarketing services, to RMS and agreed to provide on-going training for a period of four months in exchange for $26,750.  RMS will in turn sell leads to the Company at a rate of $15 each.  The owner and officer of RMS is a former officer and director of the Company.  As of May 1, 2004 the company agreed to maintain it’s contract on a month-to month bases with the same terms as the original contract.

Note 10 – Related party transactions

In January 2004, the Company executed a marketing agreement with Reliable Marketing solutions, LLC (RMS) to buy mortgage leads.  The President of RMS was a previous officer and director of Premier Document Services.

On July 7, 2004 the Company agreed to compensate its President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay its President a bonus at the end of each year to be decided by the Company’s Board of Directors.  During the year ended December 31, 2004, the Company recognized executive compensation totaling $5,050 of which $3,000 was considered salary and $2,050 as her annual bonus.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO).  Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO/CFO.  This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Annual Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented (see Exhibit 31).

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, including the CEO/CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that our CEO/CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report.  In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.  In accord with SEC requirements, our CEO/CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

Based upon the Controls Evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

[balance of this page intentionally left blank]

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to each of our executive officers or directors.

Name	Age	Position	Term
Crystal Kim Han	42	President, Treasurer, Secretary, and Director	Since February 2002

Crystal Kim Han, Secretary and Director – has over 12 years of experience in the Mortgage Industry, from loan origination to processing to closing.  Ms. Kim Han set up and implemented all aspects of a new mortgage brokerage in Hawaii and oversaw the day-to-day operations of the company.  She spent 9 years in the tax preparation industry with H&R Block.

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

Employment Dates	Company	Title	Duties	Entity Activity
01/02 - Present	Premier Document Services, Inc.	President, Secretary, and Treasurer	Licensed Sales Agent, Oversee closings, outsources notary signors and signings.	Legal Forms and Document Signings
08/01 – Present	Anchor Mortgage, Inc.	Office Manager / Sr. Loan Processor	Oversee staff and day-to-day office operations/ Process Mortgage Loan applications to close.	Mortgage Broker of Real Estate Loans
09/98 – 08/01	Certified Services, Inc.	Sr. Loan Processor	Process Mortgage Loan applications, oversaw signings & closings.	Signatory and Document Preparation Service, Contract Processing Co.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2004, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal years ended December 31, 2002, 2003, and 2004 to (i) the Company’s Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002, 2003 and 2004 whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		ANNUAL
		COMPENSATION		ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	COMPENSATION
POSITION	YEAR	($)	($)	($)

Crystal Kim Han	2004	3,000	2,050	0
President, CEO	2003	0	0	0
	2002	0	0	0

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

During the fiscal years ended December 31, 2004, 2003 and 2002, we did not grant any options to our Chief Executive Officer.  During fiscal 2004, 2003 and 2002, our Chief Executive Officer did not exercise any options.

EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.

COMPENSATION OF DIRECTORS

Our only director is the current executive officer of our Company.  She is reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, she does not receive any additional compensation for her services as director.  Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team.  At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2004 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.  Based on 7,942,750 shares outstanding as of March 25, 2005, 5% of the Company’s Common Stock is 397,137 shares.

COMMON STOCK

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Crystal Kim Han 4001 S. Decatur, Suite 37-218 Las Vegas, NV 89103	7,000,000	88.13%
Total ownership by our officers and directors (one individual)	7,000,000	88.13%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our promoter was our founder, Crystal Kim Han, President, Treasurer and Secretary of Premier.  To date, Crystal Kim Han has received remuneration of $5,050 in the form of cash and no remuneration in the form of stock, options, contracts or property, either directly or indirectly, from Premier.  Further, there will be no stock options, contracts or property, either directly or indirectly, received by Ms. Kim Han from Premier in the foreseeable future.

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

In January 2004, the Company executed a marketing agreement with Reliable Marketing solutions, LLC (RMS) to buy mortgage leads.  The President of RMS was a previous officer and director of Premier Document Services.

On July 7, 2004 the Company agreed to compensate our President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay our President a bonus at the end of each year to be decided by the Company’s Board of Directors.  During the year ended December 31, 2004, the Company recognized executive compensation totaling $5,050 of which $3,000 was considered salary and $2,050 as her annual bonus.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2004, 2003 and 2002 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2004, 2003 and 2002 were approximately $7,000, $5,500 and $2,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2004, 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004, 2003 and 2002 were $0, $0 and $0, respectively.

[balance of this page intentionally left blank]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER DOCUMENT SERVICES, INC.

Date: March 25, 2005

By: /s/ Crystal Kim Han

Crystal Kim Han,

President/CEO and Treasurer/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2005

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