Form 10QSB
period 2005-03-31
PREMIER DOCUMENT SERVICES INC
filed 2005-05-09
CIK 1177274

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2005
                                                --------------
Or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________

                       Commission File Number: 000-50340

                        Premier Document Services, Inc.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

                      Nevada                         75-2980786
                      ------                         ----------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

         4001 S. Decatur Blvd., Suite 37-218, Las Vegas, Nevada 89103
         ------------------------------------------------------------
                   (Address of principal executive offices)

                                (702) 813-4543
                                --------------
                          (Issuer's telephone number)

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


/1/


                        Premier Document Services, Inc.

                               Table of Contents

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                            3

    Balance Sheet March 31, 2005 (unaudited)                              4

    Statements of Operations For the Three Months Ended March 31,         5
    2005 and 2004 (unaudited)

    Statements of Cash Flows For the Three Months Ended March 31,         6
    2005 and 2004 (unaudited)

    Notes to Financial Statements                                         7

  Item 2. Management's Discussion and Analysis or Plan of Operation       8

  Item 3. Controls and Procedures                                        10

PART II - OTHER INFORMATION

  Item 6(a). Exhibits                                                    11

  Item 6(b). Reports Filed on Form 8-K                                   11

SIGNATURES                                                               12


/2/


Part I - Financial Information

     Item 1. Financial Statements



                        Premier Document Services, Inc.

                                 Balance Sheet
                                     as of
                          March 31, 2005 (unaudited)

                                      and

                           Statements of Operations
                          for the Three Months Ended
                      March 31, 2005 and 2004 (unaudited)

                                      and

                           Statements of Cash Flows
                          for the Three Months Ended
                      March 31, 2005 and 2004 (unaudited)


/3/


                        Premier Document Services, Inc.
                                 Balance Sheet
                                  (unaudited)


  Assets                                                           March 31,
                                                                     2005
                                                                   ---------
  Current assets:
    Cash and equivalents                                           $ 196,938
    Accounts receivable                                                9,373
                                                                   ---------
       Total current assets                                          206,311
                                                                   ---------

  Fixed assets, net                                                   27,929

                                                                   ---------
                                                                   $ 234,240
                                                                   =========

  Liabilities and Stockholders' Equity

  Current liabilities:
    Accounts payable                                               $     517
                                                                   ---------
       Total current liabilities                                         517
                                                                   ---------

  Stockholders' equity:
    Preferred stock, $0.001 par value, 15,000,000 shares
     authorized, no shares issued and outstanding                          -
    Common stock, $0.001 par value, 60,000,000 shares
     authorized, 7,942,750 shares issued and outstanding               7,943
    Additional paid-in capital                                       273,437
    Retained (deficit)                                               (47,657)
                                                                   ---------
                                                                     233,723
                                                                   ---------

                                                                   $ 234,240
                                                                   =========



 The accompanying notes are an integral part of these financial statements.


/4/


                        Premier Document Services, Inc.
                           Statements of Operations
                                  (unaudited)


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2005          2004
                                                    ------------  ------------

Revenue                                             $     16,589  $     37,993
                                                    ------------  ------------

Expenses:
  General and administrative expenses                      7,065        19,317
  Contract labor                                               -        13,381
  Contract labor - related party                           1,500             -
  Depreciation                                             3,178         3,178
                                                    ------------  ------------
     Total expenses                                       11,743        35,876
                                                    ------------  ------------

Other income:
  Interest income                                             40            59
                                                    ------------  ------------

Net income                                          $      4,886  $      2,176
                                                    ============  ============

Weighted average number of
 common shares outstanding - basic and fully diluted   7,942,750     7,942,750
                                                    ============  ============

Net income per share - basic and fully diluted      $       0.00  $       0.00
                                                    ============  ============



 The accompanying notes are an integral part of these financial statements.


/5/


                        Premier Document Services, Inc.
                           Statements of Cash Flows
                                  (unaudited)


                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2005          2004
                                                    ------------  ------------
Cash flows from operating activities
Net income                                          $      4,886  $      2,176
  Depreciation                                             3,178         3,178
Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
    (Increase) in accounts receivable                     (9,373)            -
    Increase in accounts payable                             517         9,622
    Increase in deferred revenue                               -        16,508
                                                    ------------  ------------
Net cash provided (used) by operating activities            (792)       31,484
                                                    ------------  ------------

Net increase (decrease) in cash and equivalents             (792)       31,484
Cash and equivalents - beginning                         197,730       140,681
                                                    ------------  ------------
Cash and equivalents - ending                       $    196,938  $    172,165
                                                    ============  ============

Supplemental disclosures:
  Interest paid                                     $          -  $          -
                                                    ============  ============
  Income taxes paid                                 $          -  $          -
                                                    ============  ============



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

Equipment and furniture as of March 31, 2005 consisted of the following:

Computer and office equipment     $   52,258
Furniture and fixtures                15,825
                                  ----------
                                      68,083
Accumulated depreciation             (40,154)
                                  ----------
                                  $   27,929
                                  ==========

Depreciation  expense for the three months ended March  31,  2005 totaled $3,178.

Note 3 - Major customers

During the three months ended March 31, 2005, one customer accounted for 100% of the Company's revenue.

Note 4 - Related party transactions

Office rent is provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On July 7, 2004 the Company agreed to compensate its President with an annual salary of $6,000. On December 3, 2004, the Company further agreed to pay its President a bonus at the end of each year to be decided by the Company's Board of Directors. During the three month period ended March 31, 2005, the Company recorded contract labor totaling $1,500.


/7/


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

General

     We mainly provide document preparation and signatory services related to the documentation of real estate transactions in the Las Vegas market. Our services include the preparation of documents such as deeds of trust, notes, state and federal disclosures, and loan applications and the obtainment of appropriate signatures on attorney documents, mortgage loan papers and other real estate disclosures. We offer our services on a twenty-four (24) hour basis to accommodate individuals unable to obtain document preparation or signatory services during traditional business hours. Many businesses located in Las Vegas, NV operate twenty-four (24) hours a day. We believe fostering strategic relationships with local title companies, escrow services, law firms and mortgage companies will assist in generating demand for our document preparation and signatory services. Our common stock, par value $0.001 per share, is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "PDSV." Although trading approval was received on November 2, 2004 our common equity has yet to trade.

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

     The following is an itemization of our results of operations for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004.

REVENUE. Total revenue for the three-month period ended March 31, 2005 was $16,589 compared to $37,993 for the three-month period ended March 31, 2004. Although revenue declined by approximately 56%, we reduced our total expenses by approximately 67%. This resulted in a more than doubling of our net income. Management is focused on continuing to reduce the cost of generating additional revenue.


/8/


EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, signing fees and marketing costs associated with the promotion of our document preparation services. General and administrative expenses for the three-month period ended March 31, 2005 were $7,065 compared to $19,317 for the three-month period ended March 31, 2004. Signing fees represented $885 of the total $7,065 recorded in the first quarter of 2005. General and Administrative expenses decreased from the comparable period as a result of $14,213 in marketing expenses paid to RMS that was recorded in the three-month period ended March 31, 2004. We will continue to utilize the marketing services of RMS to obtain additional customers and pay them $15 for each lead we receive. The owner and officer of RMS, Colin Fidler, is a former officer and director of the Company.

CONTRACT LABOR. Contract labor expense consists of the fees paid to our independent contractors. Contract labor expense for the three-month period ended March 31, 2005 was $0 compared to $13,381 for the three-month period ended March 31, 2004. In an effort to reduce total expenses, we did not employ independent contractors to assist in the obtainment of new revenue streams.

CONTRACT LABOR - RELATED PARTY. Contract labor - related party expense consists of the fees paid to our executive officer. On July 7, 2004 the Company agreed to compensate our President with an annual salary of $6,000. On December 3, 2004, the Company further agreed to pay our President a bonus at the end of each year to be decided by our Board of Directors. During the three month period ended March 31, 2005, the Company recorded contract labor totaling $1,500. We did not incur any contract labor - related party expense for the three-month period ended March 31, 2004.

DEPRECIATION. Depreciation was $3,178 for the three-month period ended March 31, 2005 compared to $3,178 for the three-month period ended March 31, 2004. This represents depreciation on the assets of the Company.

TOTAL EXPENSES. Total expenses for the three-month period ended March 31, 2005 were $11,743 compared to $35,876 for the three-month period ended March 31, 2004. Total expenses decreased significantly from the comparable period as a result of eliminating the use of independent contractors to whom Company services were previously outsourced and a large reduction in general and administrative expenses.

INTEREST INCOME. Interest income was $40 for the three-month period ended March 31, 2005. The Company had interest income of $59 for the three-month period ended March 31, 2004. Interest income represents the interest earned on the cash and equivalents deposits held by the Company.

NET INCOME. Our net income was $4,886 for the three-month period ended March 31, 2005 compared to net income of $2,176 for the three-month period ended March 31, 2004. Management expects to continue to increase profitability, as we expand our business services without the need to employ the services of independent contractors.


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


/9/


Liquidity and Capital Resources

     Management believes our cash and equivalents on hand of $196,938 will be sufficient to fund ongoing fiscal 2005 and 2006 operations and provide for our working capital needs given positive working capital of $205,794. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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


     Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.
          We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon her evaluation of those controls and procedures performed as of March 31, 2005, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by our chief executive and principal financial officer.



           [balance of page intentionally left blank]


/10/


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


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended March 31, 2005 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/11/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Premier Document Services, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: May 5, 2005
      -----------



By: /s/ Crystal Kim Han
    -------------------
    Crystal Kim Han
    President/CEO and Treasurer/CFO


/12/