Form 10QSB
period 2005-06-30
PREMIER DOCUMENT SERVICES INC
filed 2005-08-11
CIK 1177274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Premier Document Services, Inc.

Part I - Financial Information

Item 1. Financial Statements

Premier Document Services, Inc.

Balance Sheet

as of

June 30, 2005 (unaudited)

and

Statements of Operations

for the Three Months and Six Months Ended

June 30, 2005 and 2004 (unaudited)

and

Statements of Cash Flows

for the Six Months Ended

June 30, 2005 and 2004 (unaudited)

Premier Document Services, Inc.

Balance Sheet

(unaudited)

Assets	June 30,
2005
Current assets:
Cash and equivalents	$217,621
Accounts receivable	13,335
Total current assets	230,956

Fixed assets, net	24,751

$255,707

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$250
Accounts payable-related party	1,500
Total current liabilities	1,750

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 60,000,000 shares
authorized, 7,942,750 shares issued and outstanding	7,943
Additional paid-in capital	273,437
Retained (deficit)	(27,423)
253,957

$255,707

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$40,866	$39,703	$57,455	$77,696

Expenses:
General and administrative expenses	16,049	39,302	23,114	58,619
Contract labor	-	-	-	13,381
Contract labor - related party	1,500	-	3,000	-
Depreciation	3,178	3,178	6,356	6,356
Total expenses	20,727	42,480	32,470	78,356

Other income:
Interest income	95	55	135	114
Total other income	95	55	135	114

Income (loss) before provision for taxes	20,234	(2,722)	25,120	(546)

Provision for income taxes	-	-	-	-

Net income (loss)	$20,234	$(2,722)	$25,120	$(546)

Weighted average number of
common shares outstanding - basic and fully diluted	7,942,750	7,942,750	7,942,750	7,010,475

Net income (loss) per share - basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

Premier Document Services, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$25,120	$(546)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	6,356	6,356
Change in operating assets and liabilities:
(Increase) in accounts receivable	(13,335)	(19,482)
Increase in accounts payable	250	11,034
Increase in accounts payable - related party	1,500	-
Net cash provided (used) by operating activities	19,891	(2,638)

Net increase (decrease) in cash and equivalents	19,891	(2,638)
Cash and equivalents - beginning	197,730	140,681
Cash and equivalents - ending	$217,621	$138,043

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

Furniture and equipment as of June 30, 2005 consisted of the following:

Computer and office equipment	$ 52,258
Furniture and fixtures	15,825
68,083
Accumulated depreciation	(43,132)
$ 24,750

Depreciation expense for the six months ended June 30, 2005 and 2004 totaled $6,356 and $6,356, respectively.

Note 3 - Major customers

During the six month period ended June 30, 2005, one customer accounted for 100% of the Company's revenue.

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

On July 7, 2004 the Company agreed to compensate its President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay its President a bonus at the end of each year to be decided by the Company's Board of Directors.  During the six month periods ended June 30, 2005 and 2004, the Company recorded contract labor totaling $3,000 and $0, respectively.  As of June 30, 2005, there is a balance of $1,500 owed to the Company's President which is recorded in accounts payable - related party.

[Balance of this page intentionally left blank.]

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

The following is an itemization of our results of operations for the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004.

REVENUE. Total revenue for the three-month period ended June 30, 2005 was $40,866 compared to $39,703 for the three-month period ended June 30, 2004.  Although revenue increased only $1,163, we reduced our total expenses by approximately 51%.  This resulted in a substantial increase of our net income.  Management is focused on continuing to reduce the cost of generating additional revenue.

EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, signing fees and marketing costs associated with the promotion of our document preparation services.  General and administrative expenses for the three-month period ended June 30, 2005 were $16,049 compared to $39,302 for the three-month period ended June 30, 2004.

CONTRACT LABOR. Contract labor expense consists of the fees paid to our independent contractors.  Contract labor expense for the three-month period ended June 30, 2005 and the period ending June 30, 2004 was $0.  In an effort to reduce total expenses, we did not employ independent contractors to assist in the obtainment of new revenue streams.

CONTRACT LABOR - RELATED PARTY. Contract labor - related party expense consists of the fees paid to our executive officer.  On July 7, 2004 the Company agreed to compensate our President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay our President a bonus at the end of each year to be decided by our Board of Directors.  During the three month period ended June 30, 2005, the Company recorded contract labor totaling $1,500.  We did not incur any contract labor - related party expense for the three-month period ended June 30, 2004.

DEPRECIATION. Depreciation was $3,178 for the three-month period ended June 30, 2005 compared to $3,178 for the three-month period ended June 30, 2004.  This represents depreciation on the assets of the Company.

TOTAL EXPENSES. Total expenses for the three-month period ended June 30, 2005 were $20,727 compared to $42,480 for the three-month period ended June 30, 2004.  Total expenses decreased significantly from the comparable period as a result of eliminating the use of independent contractors to whom Company services were previously outsourced and a large reduction in general and administrative expenses.

INTEREST INCOME. Interest income was $95 for the three-month period ended June 30, 2005.  The Company had interest income of $55 for the three-month period ended June 30, 2004.  Interest income represents the interest earned on the cash and equivalents deposits held by the Company.

NET INCOME. Our net income was $20,234 for the three-month period ended June 30, 2005 compared to net income of ($2,722) for the three-month period ended June 30, 2004.  Management expects to continue to increase profitability, as we expand our business services without the need to employ the services of independent contractors.

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

Liquidity and Capital Resources

Management believes our cash and equivalents on hand of $217,621 will be sufficient to fund ongoing fiscal 2005 and 2006 operations and provide for our working capital needs given positive working capital of $229,206.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon her evaluation of those controls and procedures performed as of June 30, 2005, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by our chief executive and principal financial officer.

[balance of page intentionally left blank]

PART II - OTHER INFORMATION

Item 6(a) - Exhibits

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

Item 6(b) - Reports Filed on Form 8-K

For the quarter ended June 30, 2005 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Document Services, Inc.

(Registrant)

Date: August 8, 2005

By: /s/ Crystal Kim Han

Crystal Kim Han

President/CEO and Treasurer/CFO