Form 10QSB
period 2005-09-30
PREMIER DOCUMENT SERVICES INC
filed 2005-11-15
CIK 1177274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,942,750

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No  [X]

Premier Document Services, Inc.

Part I - Financial Information

Item 1. Financial Statements

Premier Document Services, Inc. and Subsidiary

Consolidated Balance Sheet

as of

September 30, 2005 (unaudited)

And

Consolidated Statements of Operations

for the Three Months and Nine Months Ended

September 30, 2005 and 2004 (unaudited)

And

Consolidated Statements of Cash Flows

for the Nine Months Ended

September 30, 2005 and 2004 (unaudited)

Premier Document Services, Inc. and Subsidiary

Consolidated Balance Sheet

(unaudited)

Assets	September 30,
2005
Current assets:
Cash and equivalents	$224,107
Accounts receivable	14,100
Total current assets	238,207

Fixed assets, net	21,572

$259,779

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,330
Due to related party	1,500
Total current liabilities	10,830

Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 60,000,000 shares
authorized, 7,942,750 shares issued and outstanding	7,943
Additional paid-in capital	273,437
Retained (deficit)	(32,431)
248,949

$259,779

The accompanying notes are an integral part of these consolidated financial statements.

Premier Document Services, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$30,114	$51,479	$87,569	$129,175

Expenses:
General and administrative expenses	30,543	45,681	53,656	104,300
Contract labor	-	-	-	13,381
Executive Compensation - related party	1,500	1,550	4,500	1,550
Depreciation	3,178	3,178	9,534	9,534
Total expenses	35,221	50,409	67,690	128,765

Other income:
Interest income	99	46	234	160

Income (loss) before provision for taxes	(5,008)	1,116	20,113	570

Provision for income taxes	-	-	-	-

Net income (loss)	$(5,008)	$1,116	$20,113	$570

Weighted average number of
common shares outstanding - basic and fully diluted	7,942,750	7,942,750	7,942,750	7,942,750

Net income (loss) per share - basic and fully diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Premier Document Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$20,113	$570
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	9,534	9,534
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14,100)	(1,500)
(Increase) in prepaid expense - related party	-	(1,824)
Increase in accounts payable	10,830	-
Net cash provided by operating activities	26,377	6,780

Net increase in cash and equivalents	26,377	6,780
Cash and equivalents - beginning	197,730	140,648
Cash and equivalents - ending	$224,107	$147,461

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Premier Document Services, Inc. and Subsidiary

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

Note 2 - History and organization of the Company

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

On June 20, 2005, the Company formed a wholly owned subsidiary, Premier Document Services of Nevada, Inc.  The authorized capital of the subsidiary is 15,000,000 shares of $0.001 par value preferred stock and 60,000,000 shares of $0.001 par value common stock.  The formation of the subsidiary was in anticipation of a merger as described in Note 6.

Note 3 - Fixed assets

Furniture and equipment as of September 30, 2005 consisted of the following:

Computer and office equipment	$ 52,258
Furniture and fixtures	15,825
68,083
Accumulated depreciation	(46,511)
$ 21,572

Depreciation expense for the nine months ended September 30, 2005 and 2004 totaled $9,534 and $9,534.

Note 4 - Major customers

During the nine month period ended September 30, 2005, one customer accounted for 100% of the Company's revenue.

Note 5 - Related party transactions

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

On July 7, 2004 the Company agreed to compensate its President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay its President a bonus at the end of each year to be decided by the Company's Board of Directors.  During the nine month periods ended September 30, 2005 and 2004, the Company recorded contract labor totaling $4,500 and $1,500, respectively.  As of September 30, 2005, there is a balance of $1,500 owed to the Company's President which is recorded as due to related party.

Note 6 - Subsequent events

On October 17, 2005, Professional Document Services, Inc., a wholly owned subsidiary of the Company, was incorporated in the state of Nevada in anticipation of a plan of merger between the Company and Navistar Communication Holdings, Ltd. as noted below.  The initial stock authorized is 75,000,000 shares at $0.001 par value.  Officer and director positions held are by one person, who is also the president and treasurer of the Company.

On October 26, 2005, the Company entered into an Agreement and Plan of Merger with Navistar Communication Holdings, Ltd. ("Navistar"), a Hong Kong corporation.  Navistar is the 70 % owner of Happy Times Media, Inc., a People's Republic of China Company.  Pursuant to the terms of the Agreement, 100 % of the outstanding shares of Navistar will be exchanged for 10 % of the outstanding shares of Professional Document Services, Inc, wholly owned by the Company.  Thereafter, the subsidiary will be merged into the Company and 1,391,932 shares of the Registrant's common stock, constituting 15.75 % of the total shares outstanding, will be distributed to the previous holders of Navistar.  At the effective date of the merger, the officers and directors of Navistar will become the officers and directors of the Company and the Company's articles of incorporation will be amended to change the name of the Company to Navstar Media Holdings, Inc.  The agreement to merge with Navistar is conditioned upon opinions of counsel, due diligence investigations, the deliver of audited financial statements of Navistar, the transfer of existing operations, assets and liabilities of the Registrant to Crystal Kim Han, the Registrant's officer and director in exchange for $250,000 shares of the Registrant's common stock and the execution of agreements by holders of 7,400,000 shares of the Registrant's common stock restricting the public resale thereof.

On October 17, 2005, Professional Document Services, Inc., wholly owned subsidiary by the Company, was incorporated in the state of Nevada in anticipation of a plan of merger between the Company and Navistar Communication Holdings, Ltd as noted below.  The initial stock authorized is 75,000,000 shares at $0.001 par value.  Officer and director positions held are by one person, who is also the president and treasurer of the Company.

On October 26, 2005, the Company entered into an Agreement and Plan of Merger with Navistar Communication Holdings, Ltd., a Hong Kong corporation.  Navistar is the 70 % owner of Happy Times Media, Inc., a People's Republic of China Company.  Pursuant to the terms of the Agreement, 100 % of the outstanding shares of Navistar will be exchanged for 10 % of the outstanding shares of Professional Document Services, Inc, wholly owned by the Company.  Thereafter, the subsidiary will be merged into the Company and 1,391,932 shares of the Registrant's common stock, constituting 15.75 % of the total shares outstanding, will be distributed to the previous holders of Navistar.  At the effective date of the merger, the officers and directors of Navistar will become the officers and directors of the Company.  The agreement to merge with Navistar is contingent upon completion of audited financials conducted in accordance with generally accepted accounting principles ("GAAP") of the United States.

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

Recent business activities

On October 26, 2005, Premier Document Services, Inc., entered into an Agreement and Plan of Merger with Navistar Communications, Ltd., a Hong Kong corporation.  Navistar is the 70% owner of Happy Times Media, Inc. ("Happy Times"), a People's Republic of China Company.   Navistar has a traditional business model of content production, licensing and distribution in Television and Film.  Happy Times TV media content producer in China which has operated as a private entity since 1998.  Happy Times provides content for major national and regional TV stations, and distributes television series and foreign movies. It is also generates a portion of its revenues through advertisements, televised cultural events, corporate communications and exhibitions.

Pursuant to the terms of the Agreement, 100% of the outstanding shares of Navistar will be exchanged for 10% of the outstanding shares of a subsidiary of the Registrant.  Thereafter, the subsidiary will be merged into the Registrant and 1,391,392 shares of the Registrant's common stock will be distributed to the previous holders of Navistar.  At the effective date of the merger, the officers and directors of Navistar will become the officers and directors of the Registrant.  Closing of the Merger Agreement is conditioned upon opinions of counsel, due diligence investigations, the deliver of audited financial statements of Navistar, the transfer of existing operations, assets and liabilities of the Registrant to Crystal Kim Han, the Registrant's officer and director in exchange for 250,000 shares of the Registrant's common stock and the execution of agreements by holders of 7,400,000 shares of the Registrant's common stock restricting the public resale thereof.  The Merger Agreement terminates if not closed before November 30, 2005 unless otherwise amended by the parties.  The parties intend to close the Merger Agreement as soon as all conditions are met.

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

The following is an itemization of our results of operations for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004.

REVENUE. Total revenue for the three-month period ended September 30, 2005 was $30,114 compared to $51,479 for the three-month period ended September 30, 2004.  Revenues declined by approximately 58%, we reduced our total expenses by approximately 70%, and we incurred a Net loss of $5008.

EXPENSES:

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to operating costs, signing fees and marketing costs associated with the promotion of our document preparation services.  General and administrative expenses for the three-month period ended September 30, 2005 were $30,543 compared to $45,681 for the three-month period ended September 30, 2004.  We will continue to utilize the marketing services of RMS to obtain additional customers and pay them $15 for each lead we receive.  The owner and officer of RMS, Colin Fidler, is a former officer and director of the Company.

CONTRACT LABOR. Contract labor expense consists of the fees paid to our independent contractors.  Contract labor expense for the three-month period ended September 30, 2005 as well as was for the three-month period ended September 30, 2004 was $0.  In an effort to reduce total expenses, we did not employ independent contractors to assist in the obtainment of new revenue streams.

CONTRACT LABOR - RELATED PARTY. Contract labor - related party expense consists of the fees paid to our executive officer.  On July 7, 2004 the Company agreed to compensate our President with an annual salary of $6,000.  On December 3, 2004, the Company further agreed to pay our President a bonus at the end of each year to be decided by our Board of Directors.  During the three month period ended September 30, 2005, the Company recorded contract labor totaling $1,500 compared to the $1,550 during the three month period ended September 30, 2004.

DEPRECIATION. Depreciation was $3,178 for the three-month period ended September 30, 2005 compared to $3,178 for the three-month period ended September 30, 2004.  This represents depreciation on the assets of the Company.

TOTAL EXPENSES. Total expenses for the three-month period ended September 30, 2005 were $35,221 compared to $50,409 for the three-month period ended September 30, 2004.  Total expenses decreased significantly from the comparable period as a result of eliminating the use of independent contractors to whom Company services were previously outsourced and a large reduction in general and administrative expenses.

INTEREST INCOME. Interest income was $99 for the three-month period ended September 30, 2005.  The Company had interest income of $46 for the three-month period ended September 30, 2004.  Interest income represents the interest earned on the cash and equivalents deposits held by the Company.

NET INCOME. Our net loss was ($5,008) for the three-month period ended September 30, 2005 compared to net income of $1,116 for the three-month period ended September 30, 2004.  Management seeks to increase profitability, as we expand our business services without the need to employ the services of independent contractors.

Future Business

We expect the industry to become increasingly competitive despite the size and growth in the real estate market.  We intend to compete by targeting specific market segments such as title companies, escrow services, law firms and mortgage companies.  Our main goal is to ensure client satisfaction with our document preparation and signatory services and to develop an outstanding reputation for quality.  If we fail to market and distribute our services and generate sufficient revenues, we may be unable to continue as a going concern.

Liquidity and Capital Resources

Management believes our cash and equivalents on hand of $224,107 will be sufficient to fund ongoing fiscal 2005 and 2006 operations and provide for our working capital needs given positive working capital of $259,799.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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

Item 3. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon her evaluation of those controls and procedures performed as of September 30, 2005, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

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

Item 6(b) - Reports Filed on Form 8-K

For the quarter ended September 30, 2005 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Document Services, Inc.

(Registrant)

Date: November 14, 2005

By: /s/ Crystal Kim Han

Crystal Kim Han

President/CEO and Treasurer/CFO