Form 10KSB
period 2005-12-31
Navstar Media Holdings, Inc.
filed 2006-04-17
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_______________

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 000-50340

NAVSTAR MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2980786 (I.R.S. Employer Identification No.)

26, Chaowai Road, Suite A2205,
Chaoyang District, Beijing, 100020, China
(Address of principal executive offices) (Zip Code)

Phone: 646.688.4413
Fax: 646.349.3864
(Issuer's telephone number)

All Correspondence to:

Navstar Media Holdings, Inc.
c/o Baker & McKenzie LLP
Attn. Howard Jiang, Esq.
1114 Avenue of the Americas
New York, NY 10036
(212) 891 3982

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:    Common stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  G

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer’s revenues for the fiscal year ended December 31, 2005 were $3,307,346.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year-end (December 31, 2005) is $28,379,241 based upon the closing sale price of $1.75 per share on December 31, 2005.

As of December 31, 2005, there were 21,220,009 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes: [ ] No: |X|

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2005

PART I Item 1. Item 2. Item 3. Item 4. PART II Item 5. Item 6. Item 7. Item 8. Item 8A. Item 8B. PART III Item 9. Item 10. Item 11. Item 12. Item 13. Item 14.
Description of Business
Description of Property
Legal Proceedings
Submission of Matters to a Vote of Security Holders

Market for Common Equity and Related Stockholder Matters
Management's Discussion and Analysis or Plan of Operation
Financial Statements
Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure
Controls and Procedures
Other Information

Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act
Executive Compensation
Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Certain Relationships and Related Transactions
Exhibits
	Principal Accountant Fees and Services	Page 5 16 16 16 16 18 23 23 23 26 26 29 31 31 32 33

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Navstar Media Holdings, Inc. and its subsidiaries.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Navstar Media Holdings, Inc. (“Navstar” or the “Company”) is a United States based corporation that owns 100% of Navstar Communications Holdings, Ltd, a Hong Kong company, which in turns owns majority interests in firms specializing in media content production and distribution in the People’s Republic of China (“PRC”). Navstar subsidiaries generate revenues through producing television serials and other programs for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs.

CORPORATE HISTORY

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, (“NCHL”) was originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. (HTM.) During 2005, NCHL increased its ownership interest in HTM to 70%. Based in Beijing, HTM has operated as a private entity since 1998 and produces content for government-owned television stations in China, while acting as a distributor of television serials and movies for the Chinese market.

Navstar Media Holdings, Inc. (“Navstar” or the “Company”) was incorporated on January 28, 2002 as Premier Document Services, Inc. (OTCBB: PDSV), a Nevada corporation, which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, the Company acquired 100% of the capital stock of NCHL. Prior to the Merger, no director, officer or affiliate of the Company had any material relationship with any director, officer or affiliate of NCHL. Upon completion of the merger the officers and directors of Premier resigned and were replaced by the Company’s current management team and board of directors.

As a result of the Merger and a simultaneous forward stock split, 19,000,009 shares of the Company’s Common Stock were issued to the shareholders of NCHL. As of December 31, 2005, there were 21,220,009 shares of Common Stock of the Company outstanding.

The Company’s common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB.

DESCRIPTION OF NAVSTAR’S BUSINESS

Navstar exists as a holding company for various media companies that serve the PRC market. Consistent with PRC regulations, the Company’s ownership percentage of its PRC-based subsidiaries is limited to seventy percent (70%.) Products of the Company’s subsidiaries include production of television programs, advertising and redistribution of American films that have been modified for the PRC market. One hundred percent of the Company’s revenues come from these media sources.

HAPPY TIMES MEDIA, INC.

The Company’s HappyTimes subsidiary (“HTM”), based in Beijing, has operated as a private entity since 1998. Currently, HTM produces content for major national and regional TV stations, and distributes television series and movies in China. HTM is also engaged in the production of TV advertising, as well as the production and distribution of cultural events, communications and exhibitions.

HTM generates revenue from sales and distribution of its proprietary content, third party programming, and imported TV and film productions in China; and sales and distribution of advertisement programs produced by others.

In addition, HTM distributes European content from providers such as TVE (UK) and Strawberry Films from (France), as well as American content from providers including Miramax. HTM has as a customer base of approximately 300 Provincial and local TV stations throughout China, China Central TV (“CCTV”) stations and has developed advertising relationships with various Chinese and foreign firms.

CONTENT PRODUCTION

Content production is performed at the HTM Production Center (“Production Center”) in Beijing. Its capabilities include film creation, scene filming and post-production editing. Currently, HTM produces various TV programs for CCTV, BTV, MTV and several other major TV channels in China. In addition to TV programs, the Production Center has produced a large number of TV advertisements, product promotion programming and related public relations services for world brands such as Electrolux, Epson, and Xian-Janssen. HTM’s production team utilizes advanced post visual/audio production equipment, enabling provision of an integrated service to customers, including screen shoots, broadcasting and post visual/audio production.

SALES AND DISTRIBUTION

Navstar subsidiaries sell and distribute its media content throughout the PRC to various provincial television authorities and the nationwide China Central Television (CCTV.) Primary offices for its operating subsidiaries are located in Beijing, with selling efforts engaged in throughout the country. Currently, Navstar subsidiaries only sell to customers in PRC.

CONCENTRATION OF CUSTOMERS

As of December 31, 2005, Navstar subsidiaries sell their entire output of media content production to various governmental broadcasting organizations within the PRC. The primary buyer is CCTV, followed by the various provincial broadcasting authorities. Because of the credit-worthiness of these governmental customers, there is a high level of confidence in the collectability of outstanding receivables. The loss of any specific customer, including CCTV, could have a material adverse effect on the financial performance of one or all of Navstar’s subsidiaries.

BACKLOG

The Company has no backlog of orders. Production of Television serials and movies are performed under contract from distributors and state-owned entities.

INTELLECTUAL PROPERTY

The Company has registered trademarks to protect various components of its media content, including series titles, scripts and production outputs. Protection of the Company’s intellectual property is very important to our long-term success. It can not be assured, however, that any particular intellectual property protection will prove sufficient in avoiding unauthorized copying or the use of other illegal forms of distributing the Company’s content.

COMPETITION

Although the market has increased dramatically, the Chinese TV media industry is still in the early stages of development. Like many industries Since there are so many gaps and opportunities in the market, most TV media companies have enjoyed profitable operations. However, due to long-established state ownership and control, the TV media industry has not been efficient. This resulted in many of these newly created production companies to be niche oriented and to operate on a small scale, with limited capacity and sophistication. Few companies are strong, fully integrated competitors, with most lacking in one or more of the basic components of the industry, including channel ownership and operation, production, distribution and advertising.

One of Navstar’s strategy is to acquire the more successful and larger integrated producers as possible, in an attempt to create a nationwide provider of quality content and other related services. While we were able to execute on this strategy in the past, there can be no guarantee that we will be able to acquire or negotiate successfully such companies in the future.

PRIVATE TELEVISION PRODUCTION COMPANIES

In terms of program provision, Navstar primarily competes with existing private program providers for the various TV stations and networks and with distributors of overseas films. The industry is fragmented and most are small operators and regionally-based.

STATE-OWNED TELEVISION COMPANIES

Currently, Navstar’s main competitors are state-owned entrenched companies. The key state-owned program providers are TV Department of CRI (subordinated to State Ministry of Radio, Film and Television) and Audio-Visual Center of Xinhua News Agency. These providers specialize in international and domestic news. This is a tightly state-controlled sector that has not demonstrated a history of profitable operations. Navstar is not in the television news business and, as such, do not consider these providers to be full competitors. The large state-owned content producers such as CCTV, CCID TV and Perspective Orient (Hunan TV& Broadcast Intermediary), focus primarily on IT and Financial News programming, also Hengyi TV and Guanghua Film & TV.

OVERSEAS (FOREIGN TO CHINA) MEDIA GROUPS

International media companies currently produce highly specialized feature programming for export to China. Such specialized content does not tend to encroach upon political and cultural sensitivities. Through these channels, limited high-content programming is distributed through Chinese media firms. Networks distributed through this method include ESPN, MTV, NGC and Discovery Channel. One international organization that recently entered into a joint venture to produce local content is Viacom, through a contract with Shanghai Media, a large state-owned media content producer.

COMPETITIVE SUMMARY

While the Media content industry as a whole in China is in a state of change and still dominated by state-owned entities, the opportunities for companies such as ours to penetrate the market inefficiencies exist. Through this period of tremendous growth and opportunity may not exist for an extended period of time. To the extent, more nimble and better-funded organizations competing in this market may have a materially adverse affect on our company. The Company plans to continue acquiring content, assets and companies that would address the opportunities and gaps that exist within markets it competes.

GOVERNMENTAL REGULATION

Our Company operates from facilities that are located in the People’s Republic of China. Accordingly, we must conform to the governmental regulations and rules of China. In the case of media content produced for viewing in China, stringent rules have been put in place by the government to ensure the cultural and political appropriateness of films and shows. The Company must carefully obey these rules so that it may continue to produce and distribute its content within the Chinese market. To the extent that the Company violates these rules and regulations, it is possible that major, state-owned customers will decline to continue purchasing the Company’s content. Such an event could have a materially adverse on the operations of the Company and on its future prospects. Following is a general discussion of the unique characteristics of the Chinese market

DOING BUSINESS IN CHINA AND GOVERNMENT REGULATIONS IN CHINA

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

Our subsidiary companies operate from facilities that are located in the People’s Republic of China. Accordingly, our subsidiaries’ operations must conform to the governmental regulations and rules of China.

THE CHINESE LEGAL SYSTEM

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations.

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Therefore, as a practical matter, a Foreign Invested Enterprise needs to retain or have ready access to a local Chinese law firm for routine compliance purposes.

Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate Financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise’s financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Accounting Auditing Standards.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. All business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

EARNINGS AND DISTRIBUTIONS OF THE FIE’S

Foreign-Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises. Article 19 of the People’s Republic of China Wholly Foreign Owned Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.

Because our Chinese businesses are controlled foreign corporations, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

•	Those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

•	Increases in those companies' earnings invested in certain U.S. property.

Based on the current and expected income, assets, and operations of Chinese businesses, we believe that it will not have significant U.S. federal income tax consequences under the controlled foreign corporation rules.

POLITICAL AND TRADE RELATIONS WITH THE UNITED STATES

Political and trade relations between the United States and Chinese governments within the past five years have been volatile and may continue to be in the future. Issues surrounding the sovereignty of Taiwan remain within the public discourse. While none of these events have had a direct connection to our organization, other issues, including the protection of intellectual property rights within China and sensitivity to technology transfers from the United States to China have closer potential connection to the Company’s operations. There can be no assurance that the political and trade ramifications of these issues or the emergence of new issues will not cause future difficulties for our operations within China.

ECONOMIC REFORM ISSUES

Ever since the reform began 27 years ago, the Chinese government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Now most of the Chinese economy is market driven. However, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1978, the Chinese government has been engaged in a reformation of its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors may result in fluctuations in the rate of economic growth, increases in unemployment or inflation, or can engender wealth disparities between regions within China. Such outcomes could lead to further adjustment of the reform measures and may negatively affect our operations.

Over more than two decades, China's economy has registered a high growth rate.

To date, reforms to China's economic system have not adversely impacted our company's operations and are not expected to adversely impact operations in the foreseeable future. There can be no assurance, however, that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's economic and social conditions or by changes in policies of the Chinese government.

CURRENCY CONVERSION AND EXCHANGE

The currency in China is designated as the Renminbi. Although the Renminbi/United States dollar exchange rate has been relatively stable in the past five years and recently the Renminbi has been steadily gaining against the dollar, there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not sharply appreciate or depreciate against the United States dollar.

Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into United States dollars, of our net fixed assets and our earnings. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.

ENVIRONMENTAL COMPLIANCE

Our Company is subject to the People's Republic of China's National Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that our operations are in compliance with all applicable environmental laws, including those laws relating to air, water, and noise pollution. The Company believes that the cost of compliance with the applicable environmental laws does not have a material effect on the company's capital expenditures, earnings or the Company's competitive position.

PRODUCT DEVELOPMENT

The Company plans to increase its capacity to produce media content, subject only to market and logistical constraints. To be successful, it will be necessary for the Company to seek other sources of funding. Should such sources be unavailable or too costly, the Company could sustain a material adverse impact upon its financial performance and a loss of competitive position within the marketplace.

EMPLOYEES

As of the date of this filing, Navstar and is subsidiaries have 56 full time employees plus three corporate officers, consisting of the Chief Executive Officer, the Chief Financial Officer and the Corporate Secretary.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov . Public information (including reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act) concerning the Company is also made available through our website at: www.cesv-inc.com.

RISK FACTORS

The Company's commercial operations are relatively young and exist solely in the People's Republic of China. As a result, a significant number of unique risk factors are associated with the Company's financial prospects.

(1)     The Company has a Limited Operating History and it is difficult to evaluate it operating performance

The Company began offering its products and services under Happytimes Media Ltd. in Beijing in 1996. Accordingly, it has a limited operating history upon which investors can evaluate its performance. In addition, the Company's senior management and employees have worked together for only a short period of time. As an early stage company in the China media market, the Company faces numerous risks and uncertainties. Some of these risks relate to its ability to:

- increase advertising revenues and successfully build content production and distribution services businesses, given the early stage of development of the China media industry; and

- maintain current and develop new, strategic relationships to increase revenue streams, as well as product and service offerings.

(2)     Violations of PRC Regulations Could Result in Severe Penalties

The PRC recently enacted regulations applying to media-related services. While many aspects of these regulations remain unclear, they purport to limit and require licensing and censoring of various aspects of the provision of media services and media products. If Company operations or products are found to be inconsistent with these regulations, business will be severely impaired and the Company could be subject to severe penalties.

The Bureau of Broadcasting and Television is the authority directly in charge of the media industry. However, as the Company grows it may be subject to regulation by various PRC government authorities. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation currently include movie production, local content, online advertising, online publishing and content distribution that the Company may be involved. In addition, other aspects of the business may be subject to regulation in the future.

Operations may not be consistent with these new regulations when put into effect and, as a result, the Company could be subject to severe penalties. The laws and regulations governing the Internet industry in China are developing and subject to future changes, and substantial uncertainties exist as to the interpretation and implementation of those laws and regulations.

In recent years, the PRC government has begun to enact laws and regulations applicable to Internet-related services and activities, many of which are relatively new and untested and subject to future changes. In addition, various regulatory authorities of the central PRC government, such as the State Council, the MII, the State Administration of Industry and Commerce, or SAIC, the State News and Publication Administration, or SNPA, and the Ministry of Public Security, are empowered to issue and implement regulations to regulate certain aspects of Internet-related services and activities. See “Regulation.” Furthermore, some local governments have also promulgated local rules applicable to Internet companies operating within their respective jurisdictions. As the Internet industry itself is at an early stage of development in China, there will likely be new laws and regulations adopted in the future to address issues that arise from time to time. As a result of the foregoing, substantial uncertainties exist regarding the interpretation and implementation of current and future PRC Internet laws and regulations. While Navstar believes that is in compliance with all applicable PRC laws and regulations currently in effect, it cannot assure investors you that it will not be found in violation of any current or future PRC laws and regulations due to these substantial uncertainties.

(3)     Revenue of the Company is Dependent on a Customer Following.

The Company derives a significant portion of its revenue from the production and sale of made-for-TV programs. The ability of the Company to generate and maintain significant revenues will depend upon its products and distribution partners’ products being attractive to its users and to advertisers. The quality of its productions and the ability of the Company’s distribution network will determine revenue growth.

(4)     Operating Results May Differ From Market Expectations.

The Company’s annual and quarterly operating results may vary significantly in the future, due to a number of factors which could have an adverse impact on the Company, such as a reliance on media. The Chinese media industry is in an early stage of development and future growth of the industry and the Company is not known and the Company will continue to be subject to government regulations that may change at any time or without notice.

It is anticipated that year-to-year and quarter-to-quarter comparisons of the Company’s operating results will not be a good indication of its future performance. It is likely that in some future quarter(s), operating results will be below the expectations of public market analysts and investors. In this event, the trading price of the Company’s common stock may fall.

(5)     The Success of the Company is Dependent upon Content Providers.

In addition to the Company’s own production, success depends significantly on relationships with leading global content producers. Competitors may seek to establish the same relationships as the Company, which may adversely affect Navstar and/or its subsidiaries. The Company may be unable to maintain these relationships or replace them on commercially attractive terms.

(6)     The Company depends on certain key executives and employees and business may be disrupted if it loses the services of key executives and employees.

The future success of the Company is heavily dependent upon the continued service of its key executives and management employees. The Company will be dependent on the expertise of key management and on their relationships with the Company shareholders, the relevant regulatory authorities, customers and suppliers. If one or more of these key executives and employees are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them and it may face significant difficulties. Each of the executive officers of Navstar and its subsidiaries has indicated a willingness to enter into an employment agreement, confidentiality agreement, non-competition agreement and non-solicitation agreement with the Company. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. In addition, the Company does not and does not intend to maintain key-man life insurance for any of its key executives. As such, the loss of key personnel may significantly impact the performance of the Company in the future.

(7)     The Company will need Additional Management in order to meet Growth Expectations

The Company has an aggressive growth strategy. This growth strategy is subject to matters beyond management’s control including, but not limited to, general economic conditions, launching new product initiatives, and attracting qualified personnel. The success of its growth strategy will depend in part on the Company’s ability to observe and manage its future growth, if any. To do so, the Company will be required to add personnel, expand and integrate its management information and accounting control systems and carefully monitor and control its operating expenses. If the Company is unable to manage its growth effectively, its operating results could be adversely affected.

(8)     The Company has limited operational, administrative and financial resources, which may be inadequate to sustain the growth it wants to achieve.

As its customer base increases, the demands of the audience/customers will require the Company to increase the investment in its facilities and other areas of operation. If the Company is unable to manage its growth and expansion effectively, the quality of its services could deteriorate and business may suffer. The future success of the Company will depend on, among other things, its ability to:

- adapt its services and maintain and improve the quality of its products and services;

- continue training, motivating and retaining its existing employees and attract and integrate new employees; and

- develop and improve its operational, financial, accounting and other internal systems and controls.

(9)     The Company may not be able to obtain additional capital on acceptable terms.

It is anticipated that additional funding will be required to acquire other entities and to achieve desired growth estimates. Should growth occurs at a more rapid pace than projected, there can be no assurance that the Company will be able to obtain additional financing, or that such financing can be obtained on conditions favorable to the Company and its shareholders.

Moreover, growth of any kind has inherent costs associated with increased corporate infrastructure and facilities. If growth does not materialize as planned, the financial operations of the Company could be affected in a materially adverse manner,

(10)     There are risks associated with the Company’s strategy of expansion through acquisitions, each of which may result in a material adverse effect on its operating or financial performance.

The Company is in the process of acquiring other operating entities and intends to actively identify and acquire additional assets, technologies and businesses in the future that are complementary to its existing core media business. These acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions the Company decides to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Such acquisitions are subject to various Chinese governmental review and approval and detailed capital contribution requirements. Therefore, there cannot be any assurance on the complete compliance with all such requirements.

(11)     The Company is Dependent on its Distribution Channels

The Company may have to rely on dividends and other distributions on equity paid by its subsidiaries to fund any cash requirements the Company may have. Navstar is a holding company with no operating assets other than investments in Chinese operating entities, including Happytimes and other acquisition targets that are being acquired. Furthermore, dividends received by subsidiaries would be subject to taxation in China and the United States. Lastly, the Company may not be able to obtain cash from distributions to the extent that such distributions are restricted or may become restricted by PRC law or future debt covenants.

(12)     Intellectual property is important to the Company’s Success and any unauthorized use of intellectual property by third parties may adversely affect the Company.

The Company regards its copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to its success. Unauthorized use of intellectual property by third parties may adversely affect its business and reputation. The Company relies on trademark and copyright law, trade secret protection and confidentiality agreements with its employees, customers, business partners and others to protect its intellectual property rights. Despite its precautions, it may be possible for third parties to obtain and use the Company’s intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in media and internet-related industries is uncertain and still evolving. In particular, the laws of the PRC and other countries may not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce the Company’s intellectual property, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. As a result, future litigation could result in substantial costs and diversion of resources from protecting the Company’s intellectual property.

(13)     The company’s performance is dependent on the ratings received by the channel with which it works.

In general, viewer interest in programming offered on a television channel determines the audience ratings a channel receives. Ratings are a significant factor in the amount of revenues Navstar generates as ratings impact the pricing that Navstar can charge to its advertisers. Because television stations generally make the final decision as to which programs they will broadcast, if the television stations choose poor quality programming, or due to competitive forces are unable to secure popular programs, their channel ratings could be negatively affected. The failure by the television stations to achieve good ratings for their programs could have a material adverse affect on the profitability of Navstar.

(14)     Fluctuations in the value of the Chinese Renminbi relative to foreign currencies could affect Navstar’s financial condition, results of operations and the price of Common Stock.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect the Company’s revenue, cash flow, and common stock price. For example, to the extent the Company needs to convert U.S. dollars it receives from an offering into Renminbi for its operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on uses of funds.

Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of making payments for dividends on its common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi would be reduced. To date, the Company has not engaged in transactions of either type. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to its income statement and a reduction in the value of its assets.

Since 1994, the PRC has pegged the value of the Renminbi to the U.S. dollar. The Company does not believe that this policy has had a material effect on its business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. If the pegging of the Renminbi to the U.S. dollar is loosened, it is anticipated that the value of the Renminbi would likely appreciate against the dollar.

(15)     Restrictions on foreign currency exchange may limit the Company’s ability to obtain foreign currency or to utilize Revenue effectively.

Substantially all of the Company’s revenue and operating expenses are denominated in Renminbi. The Renminbi is freely convertible under the “current account”, which includes dividends, trade and service related foreign exchange transactions. However, it is not freely convertible under the “capital account”, which includes foreign direct investment.

Currently, Happytimes may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Happytimes may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. The relevant PRC governmental authorities may limit or eliminate the Company’s ability to purchase and retain foreign currencies in the future.

Since a significant amount of future revenue will be in the form of Renminbi, the existing and any future restrictions on currency exchange may limit its ability to utilize revenue generated in Renminbi to fund its business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE.

(16)     The dividends and other distributions on equity Navstar may receive from its subsidiaries or other payments it may receive from future strategic partners are subject to restrictions under PRC law or agreements that these entities may enter into with third parties.

Navstar relies on dividends and other distributions on equity paid by its subsidiaries and from future service fees from its strategic partners. If any of the subsidiaries incurs debt in the future, the instruments governing the debt may restrict the subsidiaries ability to pay dividends or make other distributions to us. In addition, PRC law requires that payment of dividends by subsidiaries that are incorporated in China can only be made out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, those subsidiaries are also required to set aside a portion, of up to 10% of their after-tax net income each year to fund certain reserve funds, and these reserves are not distributable as dividends. Any limitation on the payment of dividends by its subsidiaries could materially adversely affect Navstar’s ability to grow, fund investments, make acquisitions, pay dividends, and otherwise fund and conduct business.

(17)     The Company may experience risks associated with currency exchange losses.

Although a majority of the Company’s revenue is denominated in Renminbi, its reporting currency is the U.S. Dollar. The Company’s revenue and earnings are expressed in its U.S. Dollar financial statements and will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations. To date, the Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign currency exchange risk. While the Company may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and it may not be able to successfully hedge its exposure, if at all. In addition, the Company’s currency exchange losses may be magnified by PRC exchange control regulations that restrict its ability to convert Renminbi into U.S. Dollars.

(18)     Investors may experience difficulties in effecting service of legal process and enforcing judgments against Navstar and its management.

Although the Company is incorporated in the State of Nevada, a significant portion of its assets are located in the PRC. As a result, it may be difficult for investors to enforce any actions brought against the Company outside the United States including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain directors and officers (principally in the PRC) and all or a substantial portion of their assets may be located outside the United States. As a result, it may not be possible to enforce any judgments obtained in United States courts against directors and officers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. The Company has been advised by its PRC counsel that enforceability in the PRC is questionable, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

(19)     If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company’s subsidiaries lease space for production and office activities, including from state-owned enterprises. Some of the Companies leases include the use of CCTV production resources and facilities. In the United States, the Company does not lease any facilities, relying instead on home offices of Officers and temporary meeting facilities at our law firm.

As a general rule, we do not anticipate investing in real estate, including but not limited to interests in real estate, real estate mortgages, real estate investment trusts or interests in persons primarily engaged in real estate activities. While we currently have no formal investment policy, we do not intend to investment in real estate as a part of our normal operations or for speculation.

ITEM 3.   LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings involving us or any of our subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock was initially listed on Over the Counter Bulletin Board (OTCBB) as of November 2, 2004. The following table sets forth the high and low bid information for the Common Stock for each quarter since the listing commenced.

TABLE 1

QUARTERLY COMMON STOCK PRICE RANGES

QUARTER ENDED	HIGH	LOW
December 31, 2004 **	$0.01	$0.01

2005
March 31, 2005 **	$0.01	$0.01
June 30, 2005 **	$0.01	$0.01
September 30, 2005 **	$0.01	$0.01
December 31, 2005	$9.50	$0.25

** Note: No trading or published bid or ask prices occurred during these quarters.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 20, 2006, there were approximately 101 stockholders of record of our Common Stock.

DIVIDEND POLICY

We have never paid any dividends on the Common Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

While the Company plans to institute an equity compensation plan, such a plan has not yet been developed or implemented.

SALES OF UNREGISTERED SECURITIES

In December 2004, in connection with a private placement of its Capital Stock, the Company entered into a Registration Rights agreement wherein it agreed that it would prepare and file, within sixty (60) days following the Reverse Merger with a public company, a registration statement covering the resale of the Shares. The majority of such holders have agreed to a leak-out arrangement which allows them to sell no more ten percent of their holdings in any calendar quarter during the next eighteen months.

On August 9, 2005, the NVCH increased its interest in Happy Times Media, Inc. from 55% to 70%. The Company subsequently issued common stock equivalent to US $573,000 to HTM’s original shareholders.

In September 2005, NVCH received gross proceeds of $207,500 from sale of rights to purchase 415,000 shares of tracking common stock at a price of $0.50 per share, which represent 4.15% of the shares of the Company’s capital stock, and 415,000 purchase warrants to purchase shares of common stock of the Company or its successor or merged entity at a price of $1.00 per share. Don B. Lee, the Chief Executive Officer of the Company, purchased $52,500 worth of the tracking common stock rights. The proceeds were used for working capital purposes and for movie purchases from Miramax.

On January 31, 2006, the company issued $1,000,000 of 8% Convertible Subordinated Debentures (“Notes”) in the form of forty $25,000 units. The proceeds will be used for working capital and acquisition purposes.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

NET SALES

Net sales for 2005 totaled $3,307,346 compared to $1,276,350 for 2004, an increase of $2,030,996 or approximately 159%. This change was due in part from launching the Movie Channel Project as well as increased demand for our media content products in China during 2005. The Movie Channel Project represented nation-wide foreign movie programming, shown on approximately 70 TV stations across the country of China. It was launched in early 2005 with Sinosphere who acted as Universal Studios’ agent in supplying Universal Studios content according to a joint venture contract arrangement, guaranteeing the supply of Universal Studios movie content at a pre-agreed to price. This joint venture agreement was examined, reviewed , agreed to and accepted by China International Television Corporation, a state monopoly company in charge of distributing foreign movie content.

COST OF SALES

Cost of sales for 2005 totaled $2,405,781 or 72.7% of net sales compared to $399,434 or 31.3% of net sales, for 2004. This increase in cost of sales as a percentage of sales were due substantially to the cost associated with the launch of the Movie Channel Project and also reflects licensing costs for movies distributed by the Company from outside of China. Most of the cost increases were associated with the launch of the Movie Channel. The Movie Channel contributed to an increase in our breakeven point due to Sinosphere breaching the contract for content supply, after we had completed the launch. Sinosphere, who acted as a distribution agent of Universal Studios, claimed difficulties in carrying out its duties under the contract and claimed an inability to supply the promised content. As a result, the Company had to purchase content on the broadcasting spot market to cover the gap, while giving Sinosphere more time to cure the breach. Sinosphere did not succeed in curing the breach and caused major cost overruns for the Company in the joint venture Movie Channel. The Company reserves the right to take legal action against Sinosphere to recover the additional costs associated with the Movie Channel and other consequential damages.

Toward the end of 2005, the Company took measures to stop shouldering the costs of the content provision and stopped further outlays on this project. We are carefully reviewing our cost structures in an attempt to bring production costs more in line with sales levels. We believe that we have a very strong case in any legal action against Sinosphere to recover the costs and damages.

OPERATING EXPENSE

Selling, general and administrative expenses for 2005 totaled $965,996 or 29.2% of net sales, compared to $126,905 or 9.9% for 2004. This increase in operating expense of $839,091 or 661% was due to two primary factors. First, we geared up the Company by hiring additional production and marketing staff to service a product line that has now been discontinued. That line was related to the support of the Movie Channel Project in China. Discontinuation of that line of business at the end of 2005 allowed us to normalize cost and reduce staffing and reduce other production costs in excess of $200,000 per year. Second, a major customer is disputing our billings for a contracted service provided to them. Based on generally accepted accounting principals, we have written down the disputed amount of the receivable. We plan to pursue legal sanctions against the customer (an Agent of Universal Studios) for breach of contract. While we believe we have a strong case, the outcome of such a legal action can not be assured and we may not be able to collect much, if any more from this customer.

Additionally, administrative costs associated with being a public company and other expenses such as legal and auditing fees increased this past year. While the major causes of our operating loss have been addressed as of this analysis and we believe is associated with specific events, we will continue to aggressively find ways to reduce cost while addressing the rapidly expanding market for media in China. There can be no guarantee, however, that we will be successful in reducing such costs relative to our level of sales.

INCOME (LOSS) FROM OPERATIONS

For 2005 the Company loss $64,431 from its continuing operations, compared with income from operations of $750,011 for 2004, a decrease of $814,442 or 109%. The change from a profit to a loss was due to the aforementioned activities and increased costs. The company began aggressively addressing the issues associated with these costs and expenses during the 4th quarter of 2005, with the goal of improving operations measurably for 2006.

OTHER INCOME AND EXPENSE

During 2005, the company engaged in a reverse merger whereby a public company (the former Premier Document Services, Inc.) was essentially purchased by one of our subsidiaries. As the summary financial information attest, this transaction had significant costs associated with it, including legal and investment banking fees and, in total, increasing expenses by $70,373. Moreover, a careful review of various assets and contracts within the Happy Times subsidiary revealed the need to write off an additional $146,640. We believe that such significant costs should not recur on a normal basis.

COMPREHENSIVE INCOME (LOSS)

For the year of 2005, the Company's subsidiary in China, HTM, generated a tax liability in the amount of $4,528. Also, since we own 70% of the Happy Times subsidiary, we assign a portion of their net income to the minority (30%) that is owned by others. This accommodation decreased our net loss by $20,479. Foreign currency conversion adjustments netted a loss for us in the amount of $18,874. As an organization that utilizes a non-US currency for the majority of its commercial operations, it can be expected that gains or losses will be sustained on an annual basis. We do not engage in hedging or the use of forward exchange contracts to mitigate exposure to foreign exchange fluctuations. Thus, small gains or losses can be all but assured as we account for foreign-based operations on an annual basis.

After accounting for the operating performance and the various single-event occurrences of our Company, a Comprehensive loss was posted for the year, totaling $273,601, compared with a comprehensive net income for 2004 of $154,146, a decrease of $427,747 or 277%. As management, we are committed to improving performance for the coming year and believe that we have already taken steps to make the Company run more efficiently and effectively.

LIQUIDITY AND CAPITAL RESOURCES

While cash has historically been generated from operations, 2005 required an inflow of cash to complete the funding of the Happy Times acquisition and to support the increased administrative costs of operating a public company. Cash and cash equivalents were $195,578 at December 31, 2005 and current assets totaled $1,079,586 on that same date. The Company's total current liabilities were $1,469,026 at December 31, 2005, making working capital (current assets less current liabilities) a negative ($389,440). Our negative working capital is largely attributable to our inventory (licensed programming) being classified as a long-term asset. We believe that we currently generate sufficient cash from operating activities to support our operations.

Historically, the Company’s subsidiaries, particularly HPT, have never had an operating loss and, indeed, maintained positive cash flows and profit margins independent of the Movie Channel Project. After the stoppage of the Movie Channel outlays, it is expected that HPT will be more than self-sufficient in cash flow and working capital needs. The acquisition in March of 2006 of Beijing Media will further add to the cash flow and profit-making capabilities of the Company. Beijing Media’s financials will be consolidated with the Company’s in the 2006 first quarter report of the Company. Beijing Media has already contributed to the working capital needs of the Company. In addition, the Company anticipates raising additional capital to meet its expansion objectives for 2006. In future expansion projects, the Company will emphasize its own production capabilities rather than relying on suppliers or partners’ assurances of supply of content.

During 2005, net cash provided by operating activities was $435,083. Cash received from financing activities was $407,500 for 2005 and cash used in investing activities was $896,170. The net effect of exchange rates added $9,934 to cash during 2005.

WORKING CAPITAL REQUIREMENTS

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate net working capital from our operations and through a planned private placement offering of equity securities. Together, these components should provide the necessary cash flow to meet the Company’s requirements over the coming year and beyond. It should be noted, however, that our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion and operating plans may be limited by less than optimal operating performance and/or any limitation of our ability to raise additional capital.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

CRITICAL ACCOUNTING POLICES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates we used under different assumptions or conditions. We believe the following concentrations and critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Revenue from the sales or licensing of proprietary content, third party programming, imported TV and films, and sales and distribution of advertisement programs are recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 “Accounting by Producers or Distributors of Films”.

Revenue from sales of advertisement designs and products are recognized when the products are delivered and title has passed.

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

EFFECTS OF INFLATION

The company is not subject to measurable risks from inflation. It is, however, subject to changes in relative values of currencies.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China, and our Company pays for its operational costs in China and sells virtually all its products in China, utilizing Chinese Renminbi as the functional currency. Based on China government regulations, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past three years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2005:

TABLE 3
CONTRACTUAL OBLIGATIONS

Contractual	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Obligations

Long-Term Debt	N/A	N/A	N/A	N/A	N/A
Obligations

Capital Lease	N/A	N/A	N/A	N/A	N/A
Obligations

Operating Lease	$ 67,199	$ 51,327	$ 15,872	$ 0	$ 0
Obligations

Purchase Obligations	N/A	N/A	N/A	N/A	N/A

Other Long-Term	N/A	N/A	N/A	N/A	N/A
Liabilities Reflected
on the Registrant's
Balance Sheet under
GAAP

TABLE 4
SELECTED FINANCIAL DATA

	For the Year Ended December 31,				2005 vs. 2004
	2005		2004		Change
Revenues	$	% of sales	$	% of sales	$	%
Sales	$3,307,346		$1,276,350		$2,030,996	159%

Cost of sales	2,405,781	72.7%	399,434	31.3%	2,006,347	502%

Gross Profit	901,565	27.3%	876,916	68.7%	24,649	2.8%

Operating expenses	965,996	-29.2%	126,905	9.9%	839,091	661%

Income (Loss) from operations	(64,431)	-1.9%	750,011	58.8%	(814,442)	-109%

Merger transaction expense	(70,373)	-2.1%	—	—	(70,373)	-100%

Other expense, net of other income	(135,874)	-4.1%	—	—	(135,874)	-100%

Income (Loss) before provision
for income taxes and minority interest	(270,678)	-8.2%	750,011	58.8%	(1,020,689)	-136%

Provision for Income Taxes	4,528	0.1%	251,109	19.7%	(246,581)	-98%

Net Income (Loss) before Minority Interest	(275,206)	-8.3%	498,902	39.1%	(774,108)	-155%

Minority Interest	20,479	0.6%	344,756	27.0%	(324,277)	-94%

Net Income (Loss)	(254,727)	-7.7%	154,146	12.1%	(408,873)	-265%

Other Comprehensive Income
(Loss) Effect of Foreign Currency Conversion	(18,874)	-0.5%	—	—	(18,874)	-100%

Comprehensive Income (Loss)	($ 273,601)	-8.3%	$154,146	12.1%	($ 427,747)	-277%

Earnings (Loss) per share, basic
and diluted	$(0.01)		$0.01

ITEM 7.    FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 3, 2006 the Company dismissed Beckstead and Watts, LLP, (“Beckstead”) the principal independent accountant in connection with the audit of our consolidated financial statements.

The audit reports of Beckstead on our consolidated financial statements as of and for the years ended December 31, 2004 and 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the consolidated financial statements prepared for the fiscal years ended December 31, 2004 and December 31, 2003 and to the date of resignation, we had no disagreements with Beckstead with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedures of the type discussed in Item 304(a)(iv) of Regulation S-B.

We have engaged Moore Stephens Wurth Frazer and Torbet, LLP, (“Moore Stephens”) as the new principal independent accountant for the Company and its subsidiaries, replacing Beckstead. The board of directors has approved the change of accountants.

During the fiscal years ending December 31, 2004 and December 31, 2003, including the subsequent interim periods through January 3, 2006 the date of Beckstead’s dismissal, and prior to the appointment of Moore Stephens, neither we, nor anyone on our behalf, consulted with Moore Stephens regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

There have been no disagreements with auditors for any and all of the fiscal years hereby presented.

ITEM 8A.   CONTROLS AND PROCEDURES

Management’s Report on Assessment of Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses disclosed below in “Management’s Report on Internal Control over Financial Reporting.”

In light of these material weaknesses, the Company performs additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-KSB fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, Management has identified two material weaknesses, as described below, and therefore has concluded that our internal controls over financial reporting were not effective as of December 31, 2005.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In the process of its assessment, our management identified the following material weaknesses in our internal control over financial reporting:

1.	Accounting and Finance Personnel Weaknesses —The operation of the Chinese subsidiaries is in China, hence the presentation of their financial statements does not fully comply with the USGAAP. The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

2.	Accounting Policies and Procedures Weaknesses — The company had inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well inadequate written documentation regarding the Company’s accounting policies and procedures and application of those policies and procedures.

The Company has tested the internal control structure and has identified several controls, including those controls listed above as material weaknesses that require further remediation. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel.

Management believes that the controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company’s management has identified the steps necessary to address the material weaknesses existing in 2005 described above, as follows:

1.	Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.	Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

4.	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

5.	Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

6.	Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting and we are required to be compliant with Section 404 by July 2007. The Company will begin to execute the remediation plans identified above in the first fiscal quarter of 2006 and will attempt to be compliant with Section 404 by July 2007.

There was no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

ITEM 8B.   OTHER INFORMATION

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our directors and officers.

TABLE 4

Directors Ranny Liang Don Lee Lester Schecter Jeffrey B. Spear Yang Wenquan	Age 49 46 71 48 42	Position Chairman Chief Executive Officer, Director Director Chief Financial Officer Director

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

There are no family relationships among the foregoing directors and executive officers. None of the directors or executive officers has, during the past five years: (a) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (c) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and (d) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BIOGRAPHICAL INFORMATION

Ranny Liang, Chairman of Navistar Communications Holdings, Ltd. Ms. Liang was the original founder of Navistar and is responsible for overall strategy and Chinese investor relations. She formerly served as the General Manager of The SinoAmerican Times and the Executive Director of Asian Cultural Enterprises, Inc. where she is responsible for print and TV media program production. Prior to this position, Ms. Liang was an Account Executive at the New York Daily Times and a reporter for The World Journal, a major newspaper and magazine in China. In addition, Ms. Liang was a teacher of Guangzhou College and at the same time served as a free lance columnist for several major newspapers and magazines in China. Ms. Liang holds a Bachelor of Arts in Chinese Literature and Language from The South China Normal University.

Don Lee: CEO of Navstar. Prior to joining Navstar, Mr. Lee held several positions with Computer Associates International, including Product Manager, Director of Strategy and Partner Development, Business Development Owner, and Managing Consultant. Prior to joining Computer Associates, he worked for the City of New York as the CIO and then Operations Director for the NYC Department of Business Services, Senior Contract Analyst/Mayoral Program Coordinator for the NYC Office of the Mayor Contracts, Programmer Analyst/Project Planner for the NYC office of the Mayor, and Auditor/Contract Specialist for the NYC Office of the Mayor. Mr. Lee is a graduate of New York University and holds a Bachelor of Science in Accounting.

Lester Schecter, President of LS Public Relations, a New York based public relations agency that specializes in the entertainment industry. Mr. Schecter has created and executed public relations campaigns on behalf of many Broadway and Off Broadway productions, television series and specials. He has publicized more than 30 Broadway, and Off Broadway productions including Irene, starring Debbie Reynolds; Athol Fugard’s Sizwe Banzi Is Dead and The Island; and Oh! Calcutta!. Mr. Schecter has won two special Emmy Awards for his contributions in helping to produce and market national primetime Emmy Awards telecasts and has introduced and publicized many classic public television series, including Live From Lincoln Center (ten years), Nature (ten years) and American Playhouse (14 years). He has also supervised the marketing for a number of public television children’s series, among them “The Adventures of Dudley, the Dragon” and “The Hug-A-Bug Club.” Mr. Schecter holds a Bachelor of Science in Mechanical Engineering from City College of New York and has been a guest lecturer on theatrical marketing and publicity at New York University.

Jeffrey B. Spear, CFO of Navstar. Since 1997, Mr. Spear served as VP Finance and Treasurer of Houghton College and served as CEO of Willard J. Houghton Foundation, in Houghton, NY. During his tenure at Houghton College, Mr. Spear initiated the recapitalization for this 120 year-old Christian liberal arts institution, resulting in construction of a new Center for the Arts, athletic fields and renovation of the library. He designed a simplified (no fee) pricing model that reduced tuition discounts by $1.2 mm. Jeff supervised the technology services operation and on behalf of the Foundation, acquired local commercial facilities, renovating them and attracting businesses to the college community. Prior to Houghton, Mr. Spear was the CFO of Sayett Group, Inc. and later as partner in Sayett Acquisition Corp. Mr. Spear helped orchestrate an IPO for Sayett, an Eastman Kodak spin-off. He was the primary interface with the investing public, resulting in frequent involvement with the press and analysts. In 1995, Jeff and a partner purchased the main subsidiary of Sayett Acquisition Corp, eventually selling the business (LCD projection) in 1997. From 1986 – 1991, Jeff served as Controller of Thomas James Associates, Inc., an NASD broker-dealer and investment banker that included up to 15 branch offices and over 400 retail brokers.

Prior to 1986 Jeff was a Staff Auditor and Tax Specialist at Peat Marwick Mitchell and Co. (now KPMG) where he audited varied clients including Fortune 500, non-profit and regional firms. Jeff has also served as a guest professor at the Higher School of Economics, Perm, Russia and serves as Adjunct Associate Professor of Accounting at Houghton. Mr. Spear is a CPA and holds an MS in Accountancy from Rochester Institute of Technology and a BS in Business Administration from Houghton College.

Yang Wenquan, a major shareholder of Beijing Media, has been elected to the board of directors of the Company. He serves as Chairman of Beijing Ruixing Shiji Investment Co., Ltd. He also served respectively as the Marketing Manager of Beijing Industry Development Group and prior to that as the General Manager of Beijing Yuixing Advertisement Co., Ltd. and as an official in the Beijing Municipal Government Foreign Affairs Service. Mr. Yang majored in law at the Central Party School. He has produced many TV series, TV programs and movies, such as the 30 episode "Fenglin Pavilion", the movie "The Person Loving Me is Gone" and a daily TV show "At Your Service". Mr.Yang brings with him extensive experience in dealing with media and content in China and insight on management and operation control.

BOARD OF DIRECTORS

The Company's Board of Directors is comprised of Don Lee, CEO, Ranny Liang, Chairman of Navistar, Mr. Lester Schecter and Mr. Yang Wenquan. The company anticipates nominating a fifth director during 2006. The Board of Directors will meet approximately four times annually and on an as needed basis. Outside Directors will be compensated $15,000 annually, plus a one-time stock grant of 30,000 common shares. The Board of Directors does not currently have a specifically-designated audit committee. Issues related to the audit are administered by the two outside Directors at the moment.

MANAGEMENT INCENTIVE STOCK OWNERSHIP PLAN

Management is currently deriving an incentive stock ownership program to give incentive to management and employees.

RELATED PARTY TRANSACTIONS

In September 2005, NVCH received gross proceeds of $207,500 from sale of rights to purchase 415,000 shares of tracking common stock at a price of $0.50 per share, which represent 4.15% of the shares of the Company’s capital stock, and 415,000 purchase warrants to purchase shares of common stock of the Company or its successor or merged entity at a price of $1.00 per share. Don B. Lee, the Chief Executive Officer of the Company, purchased $52,500 worth of the tracking common stock rights.

In December 2004, In connection with a private placement of 10% of the its Capital Stock, the Company entered into a Registration Rights agreement wherein it agreed that it would prepare and file, within sixty (60) days following the Reverse Merger with a public company, a registration statement covering the resale of the Shares. The majority of such holders have agreed to a leak-out arrangement (described above) which allows them to sell no more ten percent of their holdings in any calendar quarter during the next eighteen months. (See Description of Securities – Registration Rights)

On August 9, 2005, the NVCH increased its interest in Happy Times Media, Inc. from 55% to 70%. The Company subsequently issued common stocks equivalent to US $573,000 to HTM’s original shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us. Our Chief Executive Officer Don Lee was not able to timely file his Form 5. In addition, the following persons were not able to file their Form 3 within 10 days after he/she was elected an officer or director of the Company or became a more than 10% shareholder of the Company: Ranny Liang, Lester Schecter and Jeffrey Spear.

The following table sets forth information regarding the beneficial ownership of Navstar Media Holdings, Inc. as of December 31, 2005 and is adjusted to reflect:

•	each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each of its officers and directors; and
•	all of its officers and directors as a group

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

TABLE 5
PRINCIPAL STOCKHOLDERS

Name and Address of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

Ranny Liang	Chairman	2,768,300	13.05%
Don B. Lee	CEO / Director	2,185,000	10.30%
Lester Schecter	Director	30,000	0.14%
Jeffrey B. Spear	CFO	20,000	0.09%
Yang Wenquan	Director	0	0.00%

All directors and executive officers as a group (5 Individuals)		5,003,300	23.58%
Other restricted and/or accredited investors		14,016,709	66.05%
Navstar Media Holdings Inc. Public Float		2,200,000	10.37%

Total Shares Outstanding - December 31, 2005		21,220,009	100.00%

CODE OF BUSINESS ETHICS AND CONDUCT

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we have adopted a Code of Business Ethics and Conduct, or Code of Ethics. Our Code of Ethics has been filed herewith as Exhibit 14.

Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public announcements;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and
•	accountability for adherence to our Code of Ethics.

ITEM 10.   EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2005, 2004, and 2003. None of our executive officers received compensation in excess of $100,000 for the fiscal years 2005, 2004 or 2003, respectively. The following table summarizes all compensation received by our Chief Executive Officer(s) and Chief Financial Officer for the fiscal years 2005, 2004 and 2003. Misters Lee and Spear were not associated with the Company prior to 2005.

TABLE 6
EXECUTIVE COMPENSATION

		Annual Compensation			Long-Term Compensation		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Awards ($)	Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)
Don Lee	2005	25,000	0	0	0	0	0	0
CEO

Crystal
Kim Han	2005	0	0	0	0	0	0	0
President
/ CEO	2004	$3,000	$2,000	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Jeffrey
Spear CFO	2005	0	0	0	0	0	0	0

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

We did not grant any options/stock appreciation rights during the fiscal year ended December 31, 2005.

COMPENSATION OF DIRECTORS

Effective January 1, 2006, Directors receive compensation of $15,000 per year and a one-time grant of common stock in the amount of 30,000 shares.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not established an equity compensation plan and, as such, has yet to authorize any shares for issuance under such a plan.

BENEFICIAL OWNERSHIP

Reference is made to TABLE 5 above where beneficial ownership of shares is disclosed. That table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2006, determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated on said table, to our knowledge, all persons listed therein have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2004, in connection with a private placement of 10% of the its Capital Stock, the Company entered into a Registration Rights agreement wherein it agreed that it would prepare and file, within sixty (60) days following the Reverse Merger with a public company, a registration statement covering the resale of the Shares. The majority of such holders have agreed to a leak-out arrangement (described above) which allows them to sell no more ten percent of their holdings in any calendar quarter during the succeeding eighteen month period.

On August 9, 2005, the NVCH increased its interest in Happy Times Media, Inc. (“HTM”) from 55% to 70%. The Company subsequently issued common stocks equivalent to US $573,000 to HTM’s original shareholders.

In September 2005, NVCH received gross proceeds of $207,500 from sale of rights to purchase 415,000 shares of tracking common stock at a price of $0.50 per share, which represent 4.15% of the shares of the Company’s capital stock, and 415,000 purchase warrants to purchase shares of common stock of the Company or its successor or merged entity at a price of $1.00 per share. Don B. Lee, the Chief Executive Officer of the Company, purchased $52,500 worth of the tracking common stock rights.

On November 30, 2005, and pursuant to the reverse merger with Premier, the holders of 1,633,519 Shares (700,000 pre-split) agreed with the Placement Agent that for the eighteen months following the Offering they will sell no more than ten (10.0%) percent of their holdings in any calendar quarter. In addition, as part of earlier investments in NCHL, 2,738,566 shares and 415,000 warrants to purchase shares were issued with demand registration rights. However, the shareholders of 2,379,366 common stock shares and warrants agreed, for the benefit of the Company, to not sell, assign, hypothecate, pledge or otherwise dispose of, directly or indirectly, more than 10% of the shares of the common stock of the Company owned by them individually, or subsequently acquired through the exercise of any options, warrants or rights, or by reason of any stock split or other distribution of stock or grant options, rights or warrants with respect to any such shares of Common Stock, during the eighteen (18) month period commencing on the closing date of any future issuance of stock through private placement or otherwise.

ITEM 13.   EXHIBITS

The following documents are filed as part of this report:

(1)       Financial Statements — See Index to Consolidated Financial Statements on page F-1 of this report.

(2)       Exhibits — See Index to Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws
14	Code of Business Ethics (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of Moore Stephens LLP (2)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2004: $47,033;
Fiscal Year 2005: $90,000

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2004: $0;
Fiscal Year 2005: $0

TAX FEES

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2004: $0;
Fiscal Year 2005: $0;

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2004: $0;
Fiscal Year 2005: $0.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006 Date: April 17, 2006	NAVSTAR MEDIA HOLDINGS, INC. (Registrant) By: /s/ Don Lee Don B. Lee Chief Executive Officer By: /s/ Jeffrey B. Spear Jeffrey B. Spear Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name /s/ Don Lee Don B. Lee /s/ Jeffrey B. Spear Jeffrey B. Spear /s/ Lester Schecter Lester Schecter /s/ Ranny Liang Ranny Liang /s/ Yang Wenquan Yang Wenquan	Title Chief Executive Officer / Director Chief Financial Officer Corporate Secretary / Director Chairman / Director Director	Date April 17, 2006 April 17, 2006 April 17, 2006 April 17, 2006 April 17, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws
14	Code of Business Ethics (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of Moore Stephens LLP (2)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
(Formerly known as Premier Document Services, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Navstar Media Holdings, Inc. and subsidiaries

(Formerly known as Premier Document Services, Inc.)

We have audited the accompanying consolidated balance sheet of Navstar Media Holdings, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Navstar Media Holdings, Inc. and subsidiaries as of December 31. 2004 in the accompanying financial statements was audited by other auditors whose report dated November 4, 2005 expressed an unqualified opinion on that statement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navstar Media Holdings. Inc. and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
April 12, 2006

NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

2005

ASSETS
CURRENT ASSETS:
Cash	$195,578
Accounts receivable, net of allowance for doubtful accounts of $224,154	816,303
Other receivables	14,712
Other receivables - related parties	8,201
Prepaid expenses	44,792

Total current assets	1,079,586

EQUIPMENT, net	221,324

OTHER ASSETS:
Other assets - held for sale	47,196
Licensed programming, net	1,195,305

Total other assets	1,242,501

Total assets	$2,543,411

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$798,260
Other payables	14,020
Taxes payable	592,112
Deferred revenue	64,634

Total current liabilities	1,469,026

MINORITY INTEREST	529,055

SHAREHOLDERS' EQUITY:
Common Stock, $.001 par value, 60,000,000 shares authorized,
21,220,009 shares issued and outstanding	21,220
Paid-in-capital	643,960
Retained earnings	(131,226)
Statutory reserves	30,250
Accumulated other comprehensive income (loss)	(18,874)

Total shareholders' equity	545,330

Total liabilities and shareholders' equity	$2,543,411

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

SALES REVENUE	$3,307,346	$1,276,350

COST OF SALES	2,405,781	399,434

GROSS PROFIT	901,565	876,916

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	965,996	126,905

INCOME (LOSS) FROM OPERATIONS	(64,431)	750,011

MERGER TRANSACTION EXPENSE	(70,373)
OTHER EXPENSE, NET OF OTHER INCOME	(135,874)	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	(270,678)	750,011

PROVISION FOR INCOME TAXES	4,528	251,109

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(275,206)	498,902

MINORITY INTEREST	20,479	344,756

NET INCOME (LOSS)	(254,727)	154,146

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(18,874)	—

COMPREHENSIVE INCOME (LOSS)	$(273,601)	$154,146

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES	21,220,009	21,220,009

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Number of shares	Common stock	Paid-in capital	Statutory reserves	Retained earnings	Subscriptions receivable	Accumulated other comprehensive income	Totals
BALANCE, January 1, 2004	2	$1	$399	$—	$(395)	$—	$—	$5

Sales of common stock	0.2222	—	390,240	—	—	—	—	390,240
Subscription receivable	—	—	—	—	—	(200,000)	—	(200,000)
Net income	—	—	—	—	154,146	—	—	154,146
Recapitalization on reverse acquisition	—
2.333598463 to 1 forward split	18,535,196	18,535	(18,535)	—	—	—	—	—
Rescission from prior shareholders	(15,751,790)	(15,752)	(9,248)	—	—	—	—	(25,000)
Rescission from prior shareholders	(583,399)	(583)	(248,366)	—	—	—	—	(248,949)
Shares issued in connection with acquisitions of
NAVISTAR COMMUNICATIONS	19,020,000	19,020	254,930	—	—	—	—	273,950

BALANCE, December 31, 2004	21,220,009	$21,220	$369,420	$—	$153,751	$(200,000)	$—	$344,391

Adjustment to statutory reserve	—	—	—	30,250	(30,250)	—	—	—
Sales of rights to purchase common stock	—	—	207,500	—	—	—	—	207,500
Subscription receivable received	—	—	—	—	—	200,000	—	200,000
Net loss	—	—	—	—	(254,727)	—	—	(254,727)
Business combination adjustment	—	—	67,040	—	—	—	—	67,040
Foreign currency translation loss	—	—	—	—	—	—	(18,874)	(18,874)

BALANCE, December 31, 2005	21,220,009	$21,220	$643,960	$30,250	$(131,226)	$—	$(18,874)	$545,330

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(254,727)	$154,146
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Minority interest	(20,479)	344,756
Depreciation	80,151	31,190
Amortization	280,043	54,299
Loss on long term investment	146,640	—
Acquisition of subsidiary	—	367,506
(Increase) decrease in assets:
Accounts receivable	(798,625)	(283,146)
Other receivables	(4,967)	—
Other receivables - related parties	45,017	—
Inventories	6,044	(84,639)
Deferred expense	(25,000)	—
Prepaid expense - current	9,469	(9,424)
Other assets	36,360	(64,890)
Increase (decrease) in liabilities:
Accounts payable	724,640	19,690
Other payables	13,874	—
Dividend payable	(10,000)	—
Accrued liabilities	40,469	—
Customer deposits	57,883	—
Deferred revenue	13,289	5,747
Taxes payable	95,002	482,985

Net cash provided by operating activities	435,083	1,018,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for long-term investment	—	(193,307)
Proceeds from long term investment	49,400	—
Additions to equipment	(24,273)	(223,534)
Additions to licensed programing	(921,297)	(363,064)

Net cash used in investing activities	(896,170)	(779,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of rights to purchase common stock	207,500	190,240
Proceeds from subscription receivable	200,000	—
Dividends paid to minority shareholders	—	(136,832)
Loans to shareholders	—	(52,497)

Net cash provided by financing activities	407,500	911

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	9,934	—

INCREASE (DECREASE) IN CASH	(43,653)	239,226

CASH, beginning of year	239,231	5

CASH, end of year	$195,578	$239,231

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND NATURE OF OPERATIONS

Navstar Media Holdings, Inc. (“Navstar” or the “Company”) is a United States based corporation that owns majority interests in firms specializing in media content production and distribution in the People’s Republic of China (“PRC”). Navstar subsidiaries generate revenues through producing television serials and movies for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs and movies.

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, (“NCHL”) was originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. (“HTM”). During 2005, NCHL increased its ownership interest in HTM to 70%. Based in Beijing, HTM has operated as a private entity since 1998 and produces content for government-owned television stations in China, while acting as a distributor of television serials and movies for the Chinese market.

Navstar Media Holdings, Inc. was incorporated on January 28, 2002 as Premier Document Services, Inc. (OTCBB: PDSV), a Nevada corporation, which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, the Company acquired 100% of the capital stock of NCHL. In conjunction with the merger, Premier’s former Secretary and President, Crystal Kim Han, purchased Premier’s existing document services business, including all assets and liabilities. Prior to the Merger, no director, officer or affiliate of the Company had any material relationship with any director, officer or affiliate of NCHL. Upon completion of the merger, the officers and directors of Premier resigned and were replaced by the Company’s current management team and board of directors.

As a result of the Merger and a simultaneous forward stock split, 19,000,009 shares of the Company’s Common Stock were issued to the shareholders of NCHL. As of December 31, 2005, there were 21,220,009 shares of common stock of the Company outstanding.

Under the terms of the Agreement, NCHL will remain a 100% owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a “tax-free” reorganization pursuant to the provisions of Section 351 and 368(a) (1) (A) of the Internal Revenue Code of 1986, as amended. The stockholders of NCHL, as of the closing date of the merger own approximately 90% of the Company’s common stock.

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of NCHL are the historical financial statements of the Company, formerly the operations of HTM.

The Company’s common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB.

See report of independent registered public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND OPERATIONS (Continued)

HTM generates revenue from sales and distribution of its proprietary content, third party programming, and imported TV and films productions in China.

In addition, HTM distributes European content from providers such as TVE (UK) and Strawberry Films from (France), as well as American content from providers including Miramax. HTM has as a customer base, approximately 300 Provincial and local TV stations throughout China, China Central TV (“CCTV”) stations and has developed advertising relationships with various Chinese and foreign firms.

In January 2005, Happy Times has contributed a total of RMB 500,000 for the investment in Beijing Hui Ying International Advertising Co. Ltd. (“BHYIA”). BHYIA is considered a variable interest entity under FASB Interpretation number 46(R), “Consolidation of Variable Interest Entities”, which requires consolidation of business enterprises of variable interest entities which meet certain characteristics. HTM is the primary beneficiary of BHYIA business operations and qualifies to be consolidated under FIN 46(R).

BHYIA was established on December 15, 2004, in Beijing, People’s Republic of China by four Chinese citizens (the “Registered Shareholders”) as a Chinese limited liability company. The duration of the operation is 20 years. BHYIA generates revenue from sales and distribution of advertisement programs produced by others and sales of advertisement designs and products. BHYIA also acting as a sales agent for advertisement air time to be broadcast on various television stations. Its principal markets for these sales are in the People’s Republic of China

To comply with China laws and regulations that prohibits or restrict foreign ownership of companies that provide advertising services, HTM established BHYIA which is legally owned by the Registered Shareholders. In which, Mr. Yang Xiao Bin and Mr. Kang Sui Jin are the legal shareholders of HTM. Mr. Liu Zhu Jiu and Mr. Shi Rian are the local Chinese citizens. Mr. Liu Zhu Jiu is the company’s legal representative. The arrangements with the Registered Shareholders have been undertaken solely to satisfy China regulations, which prohibits foreign companies from owning or operating advertising businesses in China.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in the PRC and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change.

See report of independent registered public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES, (continued)

Economic and Political Risks

The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company’s performance.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in the consolidation.

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Standards for Business Enterprises” and “Accounting system for Business Enterprises” in the PRC (“PRC GAAP”).

Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC. The difference between PRC GAAP accounts of the Company and its US GAAP financial statements is immaterial.

Revenue Recognition

Revenue from the sales or licensing of proprietary content, third party programming, imported TV and films, and sales and distribution of advertisement programs are recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 “Accounting by Producers or Distributors of Films”.

Revenue from sales of advertisement designs and products are recognized when the products are delivered and title has passed.

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

See report of independent registered public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES, (continued)

Cash and Concentration of Risk

Cash includes cash on hand, demand deposits and trusts in accounts maintained with state-owned banks within the People’s Republic of China. Total cash in state-owned banks in the PRC at December 31, 2005 amounted to $170,171, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results, when ultimately realized could differ from those estimates.

Recently issued accounting pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

See report of independent registered public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company’s adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Licensed Programming Cost

Purchased programming costs are capitalized and carried as an asset. Such costs are charged to expense when the programming is sold. Licensed programming costs are amortized over the life of the licensing period, but not more than three years.

Employees’ Benefits

Mandatory contributions are made for the PRC’s health, retirement benefit and unemployment costs at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable. Exposure to losses on receivables is dependent on each customer’s financial condition. The Company controls its exposure to credit risk through a process of credit approvals, credit limits and monitoring procedures, establishing allowances for anticipated losses.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of accounts receivable, accounts payable, and other items included on the accompanying balance sheets approximate their fair value due to their short-term nature.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at December 31, 2005.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settles. Deferred tax is charges or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company’s subsidiary, HTM, is governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments.

HTM is also subject to business taxes of 5% of its total gross sales. HTM’s business taxes are accounted-for-as a reduction of revenues.

The Company’s variable interest entity, BHYIA is not subject to income tax because, under PRC regulations, a newly formed advertising company is exempt from income tax for two years. They are, however, subject to business taxes of 5% on taxable non-agency sales including sales and distribution of advertisement programs produced by others and sales of advertisement designs and products. In addition, BHYIA is also subject to business taxes of 5% of its taxable agency net income generated from sale of advertisement air time to be broadcast on television stations. All business taxes paid represent a reduction of revenues.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The provision for income taxes for the year ended December 31 consisted of the following:

	2005	2004

Provision for US Income Tax	$—	$—
Provision for China Income Tax	4,116	228,281
Provision for China Local Tax	412	22,828

Total provision for income taxes	$4,528	$251,109

The provision for income tax is solely from the Company’s 70% subsidiary HTM.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2005	2004

U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	1.5	33.0

Total provision for income taxes	1.5%	33.0%

The estimated tax savings for the year ending December 31, 2005 amounted to $65,298. The net effect on (loss) per share if the income tax had been applied would increase losses per share from $0.01 to $0.02

The Company has a net operating loss carry forward of $295,685 for US income tax purposes that will expire during the year 2025. The Company has recorded a valuation allowance for the entire amount of the loss carry forward. Since the Company’s main operations are located in the PRC and any income subject to US income taxes will be dependent upon the Company having operations in the US or other US taxable events will have to occur. Since the Company is not sure at this time that the Company will be able utilize the tax benefits of this operating loss management has decided to record a valuation allowance for the entire amount of the operating loss.

Foreign Currency Translation

The reporting currency of the Company is US dollar. The Company uses their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation, (continued)

All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity and amounted to $(18,874) and $0 as of December 31, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.18 RMB for the year ended December 31, 2005 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Equipment

Equipment is carried at cost less accumulated depreciation. The costs of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the income statement in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful life

Machinery and equipment	5 years
Office equipment	5 years
Transportation equipment	5 years

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Long-Lived assets

The Company annually analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with US GAAP. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects these assets to be fully recoverable.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The weighted average number of shares used to calculate earnings (loss) per share for the years ended December 31, 2005 (21,220,009) and 2004 (21,220,009) reflect only the shares outstanding for those periods.

Note 3 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense paid amounted to $4 and $285 for the years ended December 31, 2005 and 2004, respectively.

Income tax payments amounted to $2,087 and $1,504 for the years ended December 31, 2005 and 2004, respectively.

During 2005, the company received certain licensed programming as the payment for an accounts receivable. The fair market value of the licensed programming received was $156,897.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

2005

Accounts receivable	$1,040,457
Less: allowance for doubtful accounts	224,154

Total	$816,303

Allowance for doubtful accounts represents the bad debt that the company reserves against its accounts receivable. The company currently reserves 0.5% for its allowance for doubtful accounts. As of December 31, 2005, $205,840 from its $224,154 allowance for doubtful accounts were from one customer. The balance was reserved against accounts receivable because the customer disputed the amount owed. However, the company is still in the process of attempting to collect the balance from its customers.

Note 5 – EQUIPMENT

Equipment consists of the following:

December 31, 2005

Machinery and equipment	$334,465
Furniture and office equipment	9,252
Vehicle	35,960

379,677
Less: Accumulated depreciation	158,353

$221,324

Depreciation expense for the years ended December 31, 2005 and 2004 was $80,151 and $31,190, respectively.

Note 6 — LICENSED PROGRAMMING

Licensed programming consists of the following:

December 31, 2005

Copyrights of programming	$1,536,423
Less: Accumulated amortization	341,118

$1,195,305

Amortization expense for the years ended December 31, 2005 and 2004 was $280,043 and $54,299, respectively.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — COMMON STOCK

In December 2003, the Company (through its subsidiary NCHL) issued 2 shares of common stock at a par value of HK$1.00 per share to its founder.

In December 2004, the Company (through its subsidiary NCHL) issued 0.2222 shares of common stock, representing 10% of the shares of the Company’s capital stock. Per the share purchase agreements, the Company was to become publicly traded on the US OTC Bulletin Board market within seven months, starting from the date of the signed purchase agreements. In the event that the Company did not achieve such listing within the prescribed period, the Purchasers were to be issued an additional number of shares of the Company’s common stock, as a penalty for the delay, so that the Purchasers’ equity stake in the Company would be increased 100% of their original shares issued. Since the Company did not become publicly traded by August 2005, the Purchasers were authorized to receive an additional 0.2778 shares of common stock. The value of such shares estimated to be $400,000 and has been charged to other expense during the nine months ended September 30, 2005 and reported on an 8K filed by the Company.

In September 2005, the Company received gross proceeds of $207,500 from sale of rights to purchase 415,000 shares of tracking common stock at a price of $0.5 per share, which represent 4.15% of the shares of the Company's capital stock, and 415,000 purchase warrants to purchase shares of common stock of the Company, its successor, or merged entity at a price of $1.00 per share.

In November 2005, the Company and the Purchasers reached a settlement wherein the Purchasers relinquished their rights to receive the additional 0.2778 shares. As a result the Company reversed the charge for this penalty. No shares were issued in association with the proposed penalty.

On November 30, 2005, Navistar acquired 6,750,000 pre forward split shares (15,751,790 post forward split shares) of Premier Document Services Inc’s common stock from Crystal Kim Han for $25,000. The prior operations, assets and liabilities of Premier Document Services, Inc were transferred to Crystal Kim Han in exchange for 250,000 pre forward split shares (583,399 post forward split shares).

Simultaneous with the merger transaction, a forward split was affected, exchanging one share of common stock of 2.333598463 shares of Navstar Media Holdings, Inc. The number of shares authorized for issuance was increased to sixty million.

Note 8 — BUSINESS COMBINATIONS

On June 30, 2004, the Company completed the acquisition of 55% of HTM, which was established in Beijing, PRC in 1998 and is in the business of buying, selling and producing TV programming and films. The Company has agreed to invest US$1,500,000 into HTM in three installment payments, and to issue shares of common stock equivalent to US$600,000 to HTM’s original shareholders (“OS”) when the Company’s common stock trades on the US OTC Bulletin Board stock market.

On August 9, 2005, the Company increased its interest in HTM from 55% to 70%. The Company will issue common shares equivalent to US$573,000 to HTM’s OS in connection with the increased ownership. These transactions resulted in the Company recording goodwill of approximately $1,250,984 on its unaudited financial statements included in form 8K filed on October 28, 2005.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — BUSINESS COMBINATIONS, (continued)

In November 2005, the Company and the HTM OS agreed to amend all previous agreements, whereby, the HTM OS agreed to waive any and all other payment obligations payable from NCHL to HTM’s OS. The parties agreed to keep the additional working capital contribution of US$1,100,000. As of December 31, 2005, the Company has contributed $448,500; the remaining balance of $651,500 will be paid within two years upon the renewal of business license of HTM. If the Company does not fulfill the payment terms within two years after the renewal of the business license, the agreement to increase ownership to15% will be revoked. The value of the common stock issued has been discounted to approximately $1,041,122. These agreements resulted in a write down of goodwill and equity during the fourth quarter of 2005.

On November 30, 2005, pursuant to the terms of a Merger Agreement, 100% of the outstanding shares of Navistar Communications Holdings Limited (Navistar HK), a Hong Kong Corporation, were exchanged for 10% of the outstanding shares of Premier Nevada, the sole subsidiary of Premier Document Services, Inc.. Prior to this time, Premier Document Services, Inc. had operated as a public shell, with no meaningful commercial activities. Thereafter, the Premier Nevada subsidiary was merged into its parent and 17,988,434 shares of the Premier’s common stock, were distributed to the previous holders of Navistar HK.

Also on November 30, 2005, the Company changed its name from Premier Document Services, Inc. to Navstar Media Holdings, Inc (Navstar). The officers and directors of Navistar HK became the officers and directors of Navstar. The company maintains no residual operations or assets from the former Premier Document Services, Inc.

On December 18, 2005, the Company entered into a Master Agreement with the shareholders of Dong Fang Zheng Yi Film & TV Communication Co., Ltd. and Beijing Dong Fang Zheng Yi Film Investment Consulting Co., Ltd. (collectively, “Dong Fang Group”) to acquire operational control of Dong Fang Group and acquire a 70% ownership interest in Dong Fang Group. Pursuant to the Master Agreement, the Company, contingent upon the results of due diligence, agreed to issue 6.2 million shares of its common stock to existing shareholders of Dong Fang Group and also agreed to pay $800,000 to such shareholders, while committing to invest another $1.6 million into Dong Fang Group operations. On March 31, 2006, the agreement was rescinded (see note 12 below.)

Note 9 — COMMITMENTS AND CONTINGENCIES

The Company’s business operations exist solely in the PRC and are subject to significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency limitations.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — COMMITMENTS AND CONTINGENCIES (continued)

The Company’s results may thus be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies, laws, regulations, anti-inflationary measures, currency conversion and remittance limitation, and rates and methods of taxation, among other things.

Leases

The Company has a noncancelable lease for office space that expires in 2006. Additionally, the Company has a noncancelable lease for production space that expires in 2007. Rent expense amounted to $38,320 and $22,188 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, future minimum lease payments for the leases are as follows:

Year Ended December 31,

2006	$51,327
2007	15,872
Thereafter	—

Note 10 – MINORITY INTEREST

Minority interest represents the outside shareholders’ 30% interest in Happy Times Media Inc.

Note 11 – INFREQUENT ITEM — LOSS FROM INVESTMENT

During 2004 and 2005, HTM expended significant efforts in operating a movie channel operation in China. That line of business required additional personnel and production costs and, ultimately, proved to be unprofitable and a diversion of resources. At the end of 2005, the movie channel operation was eliminated, reducing HTM's ongoing operating expenses by approximately 50%. Management believes that HTM will now operate on a self-sufficient basis, with positive cash flows from its traditional product offerings and services.

Note 12 – SUBSEQUENT EVENTS

On March 11, 2006, the Company entered into an Agreement with the shareholders of Beijing Broadcasting and Television Media Co., Ltd. (“Beijing Media”) to acquire operational control of Beijing Media and acquire a 70% ownership interest in Beijing Media. Pursuant to the Agreement, the Company is issuing 2,400,000 shares of its common stock valued at $1.00 per share to the existing shareholders of Beijing Media out of which 900,000 shares of the common stock of Company are for securing a pre-Olympics 2008 Beijing Games sport mini-series featuring top Chinese athletes. The 900,000 shares shall be returned back to the Company and cancelled if the show cannot be secured.

See report of independent register public accounting firm

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – SUBSEQUENT EVENTS, (continued)

On March 31, 2006, the Company has decided to terminate in its entirety the Master Agreement between the Company and shareholders of Dong Fang Zheng Yi Film & TV Communication Co., Ltd. and Beijing Dong Fang Zheng Yi Film Investment Consulting Co., Ltd. (collectively, “Dong Fang Group”) and not to complete the acquisition of Dong Fang Group.

The Company made the decision to terminate the Master Agreement based on due diligence efforts that uncovered potential liabilities associated with the Dong Fang Group and in view of other superior investment opportunities existing in the market. The terminated Master Agreement was intended to acquire a 70% ownership interest in the Dong Fang Group.

Pursuant to the terminated Master Agreement, the Company was to issue 6.2 million shares of its common stock to existing shareholders of the Dong Fang Group and was to pay $800,000 to such shareholders, while committing to invest another $1.6 million into Dong Fang Group operations. In view of the termination, the 6.2 million shares of common stock will not be issued to the shareholders of the Dong Fang Group and will be cancelled.

The Company also acquired a 70% interest in Beijing Media in March of 2006. Beijing Media produces popular programming content for the Chinese market, with its largest customer being CCTV, the national television network of China. Beijing Media is also self-sufficient in generating positive cash-flow from its operations.

The Company completed a private placement of convertible debt securities in January of 2006 for gross proceeds of $1,000,000 and is under contract with the same investment banking firm to complete a private equity capital raise of up to $5 million during 2006. Management thus believes that the Company has made the necessary adjustments to its commercial operations and has the access to capital funding to sustain it for the longer term. Ultimately, management believes that the strength of the Chinese market for media content and the creative resources of its two major subsidiaries will be the primary source for increased working capital and business success.

See report of independent register public accounting firm