Form 10QSB
period 2006-03-31
Navstar Media Holdings, Inc.
filed 2006-05-19
CIK 1177274

--------------------------------------------------------------------------------

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Three-month period ended: March 31, 2006

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number: 000-50340

                        NAVSTAR MEDIA HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                      75-2980786
             ----------------------          -------------------
            (State of incorporation)        (IRS Employer ID No.)

                          26 Chaowai Road, Suite A2205
                    Chaoyang District, Beijing, 100020, China
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: 646.688.4413

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

As of April 25, 2006, the Registrant had 21,655,009 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                     ASSETS
                                                                               March 31,     December 31,
                                                                                 2006            2005
                                                                              -----------    -----------
                                                                               Unaudited       Audited
                                                                              -----------    -----------
CURRENT ASSETS:
    Cash                                                                      $   334,385    $   195,578
    Accounts receivable, net of allowance for doubtful accounts of $224,154
      and $224,154 as of March 31, 2006 and December 31, 2005                     928,804        816,303
    Other receivables                                                              24,853         14,712
    Other receivables - related parties                                            16,811          8,201
    Prepaid expenses                                                               66,934         44,792
                                                                              -----------    -----------
      Total current assets                                                      1,371,787      1,079,586
                                                                              -----------    -----------

EQUIPMENT, net                                                                    219,372        221,324
                                                                              -----------    -----------

OTHER ASSETS:
    Other assets - held for sale                                                   45,363         47,196
    Licensed programming, net                                                   1,547,957      1,195,305
                                                                              -----------    -----------
      Total other assets                                                        1,593,320      1,242,501
                                                                              -----------    -----------

        Total assets                                                          $ 3,184,479    $ 2,543,411
                                                                              ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $   802,032    $   798,260
    Other payables                                                                 13,693         14,020
    Taxes payable                                                                 605,833        592,112
    Deferred revenue                                                               66,474         64,634
    Convertible Debentures Payable                                              1,000,000             --
                                                                              -----------    -----------
      Total current liabilities                                                 2,488,032      1,469,026
                                                                              -----------    -----------

MINORITY INTEREST                                                                 539,487        529,055
                                                                              -----------    -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 60,000,000 shares authorized,
      21,655,009 and 21,220,009 shares issued and outstanding
      at March 31, 2006 and December 31, 2005, respectively                        21,655         21,220
    Paid-in-capital                                                               886,025        643,960
    Retained earnings (deficit)                                                  (777,537)      (131,226)
    Statutory reserves                                                             30,250         30,250
    Accumulated other comprehensive loss                                           (3,433)       (18,874)
                                                                              -----------    -----------
      Total shareholders' equity                                                  156,960        545,330
                                                                              -----------    -----------

        Total liabilities and shareholders' equity                            $ 3,184,479    $ 2,543,411
                                                                              ===========    ===========





         The accompanying notes are an integral part of this statement
                                      F-1

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



                                                        2006           2005
                                                    ------------    ------------
                                                     Unaudited       Unaudited
                                                    -------------   ------------

SALES REVENUE                                       $    278,061    $    357,520
                                                                    ------------
COST OF SALES                                            161,818         157,223
                                                    ------------    ------------

GROSS PROFIT                                             116,243         200,297

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES            377,957         181,733
FINANCING EXPENSES                                       340,500              --
                                                    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           (602,214)         18,564

OTHER EXPENSE, NET OF OTHER INCOME                        10,676             430
                                                    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                              (612,890)         18,134

PROVISION FOR INCOME TAXES                                23,033              --
                                                    ------------    ------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST              (635,923)         18,134

MINORITY INTEREST                                         10,388          11,215
                                                    ------------    ------------

NET INCOME (LOSS)                                       (646,311)          6,919

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment               15,441              --
                                                    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                         $   (630,870)   $      6,919
                                                    ============    ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED        $      (0.03)   $         --
                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                     21,510,009      21,220,009
                                                    ============    ============



         The accompanying notes are an integral part of this statement


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                   Number        Common       Paid-in     Statutory
                                                 of shares       stock        capital      reserves
                                                -----------   -----------   -----------   -----------
BALANCE, December 31, 2004 (audited)             21,220,009   $    21,220   $   369,420   $        --

 Subscription receivable received
 Net income                                              --            --            --            --
                                                -----------   -----------   -----------   -----------
BALANCE, March 31, 2005 (unaudited)              21,220,009   $    21,220   $   369,420   $        --

 Adjustment to statutory reserve                         --            --            --        30,250
 Sales of rights to purchase common stock                --            --       207,500            --
 Net loss                                                --            --            --            --
 Business combination adjustment                         --            --        67,040            --
 Foreign currency translation loss                       --            --            --            --
                                                -----------   -----------   -----------   -----------
BALANCE, December 31, 2005 (audited)             21,220,009   $    21,220   $   643,960   $    30,250


 Issued in connection with subordinated
  debenture offering:
    Common shares issued to placement agent         220,000           220        65,780            --
    Common shares issued to investors               200,000           200        59,800            --
    C.S. purchase warrants to investors                  --            --       100,000            --
    C.S. purchase warrants to placement agent            --            --        12,000            --
 Shares issued to supplier                           15,000            15         4,485            --
 Net loss                                                --            --            --            --
 Foreign currency translation loss                       --            --            --            --
                                                -----------   -----------   -----------   -----------
BALANCE, March 31, 2005 (unaudited)              21,655,009   $    21,655   $   886,025   $    30,250
                                                ===========   ===========   ===========   ===========


         The accompanying notes are an integral part of this statement


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (CONTINUED)


                                                                               Accumulated
                                                                                  other
                                                  Retained     Subscriptions  comprehensive
                                                  earnings      receivable     income (loss)    Totals
                                                 -----------    -----------    -----------    -----------
BALANCE, December 31, 2004 (audited)             $   153,751    $  (200,000)   $        --    $   344,391

 Subscription receivable received                         --         200,000            --        200,000
 Net income                                            6,919             --             --          6,919
                                                 -----------    -----------    -----------    -----------
BALANCE, March 31, 2005 (unaudited)              $   160,670    $        --    $        --    $   551,310

 Adjustment to statutory reserve                     (30,250)            --             --             --
 Sales of rights to purchase common stock                 --             --             --        207,500
 Net loss                                           (261,646)            --             --       (261,646)
 Business combination adjustment                          --             --             --         67,040
 Foreign currency translation loss                        --             --        (18,874)       (18,874)
                                                 -----------    -----------    -----------    -----------
BALANCE, December 31, 2005 (audited)             $  (131,226)   $        --    $   (18,874)   $   545,330


 Issued in connection with subordinated
  debenture offering:
    Common shares issued to placement agent               --             --             --         66,000
    Common shares issued to investors                     --             --             --         60,000
    C.S. purchase warrants to investors                   --             --             --        100,000
    C.S. purchase warrants to placement agent             --             --             --         12,000
 Shares issued to supplier                                --             --             --          4,500
 Net loss                                           (646,311)            --             --       (646,311)
 Foreign currency translation loss                        --             --         15,441         15,441
                                                 -----------    -----------    -----------    -----------
BALANCE, March 31, 2005 (unaudited)              $  (777,537)   $        --    $    (3,433)   $   156,960
                                                 ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of this statement

                                      F-3a


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

                                                             2006          2005
                                                         -----------    -----------
                                                          Unaudited      Unaudited
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $  (646,311)   $     6,919
    Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Minority interest                                      10,388         11,215
       Depreciation                                           13,210          8,755
       Amortization                                          160,141         55,488
       Shares issued for services                              4,500             --
       Non-cash Financing Expenses                           238,000             --
     (Increase) decrease in assets:
       Accounts receivable                                  (106,787)      (175,551)
       Other receivables                                     (10,004)       (31,675)
       Other receivables - related parties                      (302)       (96,184)
       Inventories                                                --          1,096
       Prepaid expense - current                             (21,923)       (52,782)
       Other assets                                            2,129         64,890
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                  13,061         46,257
       Other payables                                           (390)         7,021
       Customer deposits and deferred revenue                (12,099)           510
       Taxes payable                                           9,860          7,849
                                                         -----------    -----------
         Net cash used in operating activities              (346,527)      (146,192)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment                                    (9,844)        (9,886)
    Additions to licensed programming                       (505,553)       (47,505)
                                                         -----------    -----------
         Net cash used in investing activities              (515,397)       (57,391)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debentures                     1,000,000             --
    Stock Subscriptions Paid                                      --        200,000
    Loans to shareholders                                         --        (81,265)
                                                         -----------    -----------
         Net cash provided by financing activities         1,000,000        118,735
                                                         -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                          731             --
                                                         -----------    -----------

INCREASE (DECREASE) IN CASH                                  138,807        (84,848)

CASH, beginning of period                                    195,578        239,231

                                                         -----------    -----------
CASH, end of period                                      $   334,385    $   154,383
                                                         ===========    ===========


         The accompanying notes are an integral part of this statement

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS

Navstar Media Holdings, Inc. ("Navstar" or the "Company") is a United States based corporation that owns majority interests in firms specializing in media content production and distribution in the People's Republic of China ("PRC"). Navstar subsidiaries generate revenues through producing television programming for the PRC market and through revenues generated from the broadcast and distribution of such programs. The Company's common stock is registered under
Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB. As of March 31, 2006, there were 21,655,009 shares of common stock of the Company outstanding.

The Company's common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB.

As of March 31,2006, there were 21,655,009 shares of common stock of the Company outstanding.

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in the consolidation. These statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are sufficient to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto, included in the Company's annual report on Form 10-KSB, and other reports filed with the SEC.

In management's opinion, all adjustments necessary for a fair statement of the results for the interim period have been made. All adjustments are of a normal, recurring nature.

Foreign Currency Translation
----------------------------
The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period. This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Foreign Currency Translation, (cont'd)
--------------------------------------
All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $15,441 and $0 as of March 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to
8.06 RMB at December 31, 2005 and 8.26 RMB at March 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of
8.05 RMB for the three months ended March 31, 2006 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Earnings (Loss) Per Share
-------------------------
The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The weighted average number of shares used to calculate earnings (loss) per share for the three months ended March 31, 2006 (21,510,009) and 2005 (21,220,009) reflect only the shares outstanding for those periods.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 3 -- LICENSED PROGRAMMING

Purchased programming costs are capitalized and carried as an asset. Such costs are charged to expense when the programming is sold. Licensed programming costs are amortized over the life of the licensing period, but not more than three years. As of March 31, 2006, licensed programming consisted of the following:


                                                 March 31,        December 31,
                                                   2006              2005
                                                ----------        ----------
Copyrights of programming                       $2,035,423        $1,536,423
Less: Accumulated amortization                     487,466           341,118
                                                ----------        ----------
Copyrights of programming, net                  $1,547,957        $1,195,305
                                                ==========        ==========

Licensed Programming amortization expense for the three months ended March 31, 2006 and 2005 was $160,141 and $55,488, respectively.

Note 4 -- COMMON STOCK

On January 31, 2006, under the terms of a Securities Purchase Agreement, the Company issued $1,000,000 of 8% Convertible Subordinated Debentures ("Notes") in the form of forty $25,000 units. Each unit included the face value of Notes ($25,000), plus 5,000 shares of Common Stock of the Company ("Unit Shares") and 25,000 Stock Purchase Warrants ("Warrants"). Thus, as a result of the debenture offering, investors received a total of 200,000 shares of Common Stock and 1,000,000 Stock Purchase Warrants.

The Warrants will be exercisable, in whole or in part, for four years from the date of initial funding and shall enable the holder to purchase shares of the Company's Common Stock at the lower of $1.25 per share or the exercise price stipulated for any subsequent capital raise completed within 180 days of the closing of the offering. The placement agent received from the Company 220,000 shares of Common Stock and 120,000 Stock Purchase Warrants to the Placement Agent. The placement agent and its counsel received $120,000 of cash compensation for completing the transaction on behalf of the Company.

The Company has adopted SFAS 123R, issued by the Financial Accounting Standards Board in December, 2004. SFAS 123R governs the valuation of securities issued as a payment to others and provides guidance for valuing the premium associated with the conversion feature of a convertible debenture. The Company sold convertible notes to a group of private investors for $1,000,000. At the holder's option, the notes are convertible into shares of the Company's common stock equal to the number determined by dividing note principal to be converted by the conversion price. The initial conversion price is $1.00. The fair market value of the stock at the issuance date was $0.41, as the calculated discount is a negative amount, no conversion premium is recognized by the Company.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- COMMON STOCK  (cont'd)

Also pursuant to SFAS 123R, the Company established a value for the 420,000 shares of common stock and the 1,025,000 common stock purchase warrants issued in connection with the debenture offering. The value of such securities totaled $238,000 and was charged against operating income for the three months ended March 31, 2006.

In connection with the debenture issuance, the Company agreed to file a registration statement with the SEC covering the underlying shares of common stock (including Unit Shares and shares underlying the Notes and Warrants.) In the event that the registration statement is not declared effective by July 30, 2006, (180 days after issuance) then, as of the 1st of each month thereafter, the Company shall accrue penalties as follows: 1. the conversion price will be reduced by $0.05 per share, and 2. an additional 5% of the original number of warrants will be required to be issued. Additional, partially liquidated damages will apply for each trading day beyond the Legend Removal Date, until all restrictive legends are removed. In the event of a subsequent public offering by the Company, incidental "piggyback" Registration rights will be offered consistent with market conditions, and subject to approval and terms of an underwriter, on a `parri passu' ranking with other persons holding similar rights.

On February 27, 2006, the Company issued 15,000 shares of Common Stock to its newly-appointed investor relations firm in consideration for their agreeing to represent the Company to the investment community. Pursuant to SFAS 123R, the Company valued the issuance of such shares at $4,500 and recorded a charge to Selling, general and Administrative expenses for the three months ended March 31, 2006.

Note 5 -- BUSINESS COMBINATIONS

Dong Fang acquisition
---------------------
On December 18, 2005, the Company entered into a Master Agreement with the shareholders of Dong Fang Zheng Yi Film & TV Communication Co., Ltd. and Beijing Dong Fang Zheng Yi Film Investment Consulting Co., Ltd. (collectively, "Dong Fang Group") to acquire operation control of Dong Fang Group and acquire a 70% ownership interest in Dong Fang Group. Pursuant to the Master Agreement, the Company, contingent upon the results of due diligence, agreed to issue 6.2 million shares of its common stock to existing shareholders of Dong Fang Group and also agreed to pay $800,000 to such shareholders, while committing to invest another $1.6 million into Dong Fang Group operations.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -- BUSINESS COMBINATIONS, (cont'd)

Dong Fang acquisition, (cont'd)
-------------------------------
On March 31, 2006, the Master Agreement was rescinded and the parties renegotiated the $500,000 payment made to Dong Fang Group to comprise licensing fees for certain programming assets. Shares issued in connection with the now terminated master agreement were restricted by legend and are being cancelled by the Company.

Beijing Media acquisition
-------------------------
On March 11, 2006, the Company entered into an Agreement with the shareholders of Beijing Broadcasting and Television Media Co., Ltd. ("Beijing Media") to acquire operational control of Beijing Media and acquire a 70% ownership interest in Beijing Media. Pursuant to the Agreement, the Company agreed to issue up to 2,400,000 shares of its common stock valued at $1.00 per share to the existing shareholders of Beijing Media out of which 900,000 shares of the common stock of the Company are for securing a pre-Olympics 2008 Beijing Games sport mini-series featuring top Chinese athletes. The 900,000 shares shall be returned back to the Company and cancelled if the show cannot be secured.

Assets acquired and debts assumed of the transaction are listed as below:

                                                                      Acquired
                                                                      (Assumed)
                                                                        by the
             Item                                   Fair Value         Company
------------------------------                      ----------       -----------
Current Assets                                      $1,458,603        $1,021,022
Property, plant, and equipment                       1,263,150           884,205
                                                    ----------        ----------
Total assets                                         2,721,753         1,905,227
                                                    ----------        ----------

Current liabilities                                    714,182           499,927
                                                    ----------        ----------
Total liabilities                                      714,182           499,927
                                                    ----------        ----------

Net assets                                          $2,007,571        $1,405,300
                                                    ==========        ==========

The total purchase consideration is 2,400,000 shares of common stock value at $1.00 per share, which 900,000 shares of the common stock of the Company is under contingency basis. The current purchase consideration is 1,500,000 share of common stock. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and determined that he common stock value would be reasonably determined that the value of 1,500,000 share of common stock equal to the net asset of the acquired company. This determination resulted in no goodwill being generated from this purchase transaction.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - SUBORDINATED DEBENTURES

On January 31, 2006, under the terms of a Securities Purchase Agreement, the Company issued $1,000,000 of 8% Convertible Subordinated Debentures. The debentures are due and payable, including interest in arrears, by July 30, 2006. (See note 4)

Note 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Total interest payment $6,667 and $0 for the three months ended March 31, 2006 and 2005.

No income tax payments were made for the three months ended March 31, 2006 and 2005.

As described in note 4 a total of 420,000 shares of common stock and 1,025,000 of common stock purchase warrants were valued at $238,000 and recorded as financing expenses in the statement of operations. In addition the Company issued 15,000 shares of common stock for services in the amount of $4,500.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------
Navstar Media Holdings, Inc. ("the Company") had a very active first quarter for 2006. On January 31, 2006, a subordinated debenture offering was successfully closed, yielding net proceeds of $880,000 for the Company. On March 11, 2006, the Company entered into an agreement to acquire Beijing Media and Television. Also during the first quarter, operations at the Happy Times subsidiary were restructured, shedding a movie channel operation and reducing head count.

The Company invested a great deal in its first annual audit since the reverse merger and in establishing other structures associated with operating a public entity. Finally, the costs associated with securities issued in connection with the debenture offering totaled $340,500. All these factors comprised components of the operating results for the first quarter of 2006.

Results of Operations
---------------------

Revenues declined by $79,459 to $278,061 from $357,520 or 22.2% as a reflection of reduced sales volumes and lower pricing in the 2006 quarter in part due to the discontinuation of the movie channel program. Costs of sales increased by $4,595 or 2.9% as a reflection of lower sales prices and higher costs with respect to sold programming content. The sales decline, and increase in cost of goods sold led to an ($84,054) reduction in gross profit, a decline of 42% from the 2005 period. The Company is aggressively addressing its product cost structures in an attempt to improve margins and developing new programming opportunities. These performance numbers reflect the one time discontinuation of the movie channel program and its impact on the operation of the Company. Beijing Media's performance results are not reflected in the current quarterly report and will be reported later in a separate 8K to be filed shortly and will be incorporated in the next quarterly report of the Company.

Selling, general and administrative expenses increased $196,224 or 108% for the quarter compared with the same quarter of last year. This largely reflects increased administrative costs at the parent level associated with operating a public entity, including professional services, travel and filing costs. At operating level, the general and administrative expenses remain steady. Financing expenses were separately reported for the 2006 quarter to highlight the significant costs associated with raising funds through the subordinated debenture offering on January 31, 2006.

While the Company anticipates needing to raise more capital before the end of 2006, every attempt will be made to reduce the impact on earnings from such capital infusions.

The reduced gross margin and greatly expanded operating costs yielded a loss from operations of ($602,214) versus a profit in the same period last year of $ 18,564, largely due to financing and general and administrative costs and related costs on acquisition initiatives at the parent level, of which some are one time costs. It is important to note, however, that operations in China actually delivered higher operating profits in 2006 than in 2005. Evidence of improved profitability at the operation level in China is indicated by increased tax expenses for 2006 and a higher charge for the minority interest in earnings of the subsidiary.

Income taxes reflect assessments of tax in China for subsidiary operations. The reported income tax expense recorded for the 2006 period thus reflects amounts owed in China for the profitable operations there. The minority interest represents the 30% interest in HappyTimes that is not owned by the Company. Again, because the Company's China subsidiaries operate profitably the allocation of such profits to the 30%-owned minority interest results in a charge against subsidiary earnings. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of ($646,311) or ($0.03) per share versus a profit of $6,919 for the 2005 period, or $0.00 per share. At March 31, 2006, there were 21,655,009 shares outstanding as compared to 21,220,009 outstanding at March 31, 2005. In the quarter ending March 31, 2006, there were a total of 435,000 shares issued.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's operating activities required the use of more cash for the 2006 quarter versus 2005. This is a direct reflection of the increased additional costs, including professional fees, associated with operating a public company. Investing activities used ($515,397) of cash, with the primary use related to the payment of a licensing fee in the amount of $500,000 during the quarter. Additions to equipment were exceeded by depreciation charges for the quarter, leaving balances in the equipment accounts relative stable. The issuance of convertible securities provided gross proceeds of $1,000,000 during the 2006 quarter, contrasted with stock subscriptions paid and loans to shareholders made during the 2005 quarter.

The Chinese subsidiaries have operated with self-sufficiency with respect to liquidity and capital requirements. Thus, the primary demand for cash relates to operating the public holding company within the United States. In addition, the Company may also need additional capital infusions to expand its operations in China.

The company ended the 2006 quarter with $334,385 in banks, versus $154,383 as of the end of the 2005 quarter. The company is also working with its investment bankers to secure additional financing to increase working capital.

Inflation has not been a factor during the three months ending March 31, 2006.


Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.


Part II - Other Information

Item 1 - Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company. As announced earlier, the Company has decided to not to pursue the acquisition of Dong Fang Group and terminated the Master Agreement with the Dong Fang Group and the related 6,200,000 shares have been canceled and instruction has been provided to the Transfer Agent. The Company agreed to issue a total of 2,400,000 shares of its common stock to the shareholders of Beijing Media.

Item 3. - Default Upon Senior Securities:     There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:   None.

Item 5. - Other Information:   None

Item 6. - Exhibits and Reports on Form 8-K:

     A.   Exhibits

     The following forms 8-K are hereby incorporated by reference:

     3.1 Form 8-K, Current report, items 4.01 and 9.01, Dated 1/5/2006, Change of Accountants
     3.2  Form 8-K, Current report, items 2.03, 3.02, and 9.01. Dated, 2/6/2006,
          Subordinated Debenture Offering
     3.3  Form 8-K, Current report, items 1.01, 3.02, 5.02, 8.01, and 9.01,
          3/17/2006, Acquisition of Subsidiary
     3.4 Form 8-K, Current report, item 1.02 , 3/31/2006, Change in Material Agreement
     31.1 Sarbanes Oxley Section 302 Certification from C.E.O.
     31.2 Sarbanes Oxley Section 302 Certification from C.F.O.
     32.1 Sarbanes Oxley Section 906 Certification from C.E.O.
     32.2 Sarbanes Oxley Section 906 Certification from C.F.O.



     B.   Reports on Form 8-K: NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVSTAR MEDIA HOLDINGS, INC.

Dated: May  19 , 2006


/s/ Don B. Lee
-----------------------
Don B. Lee
Chief Executive Officer