Form 10KSB/A
period 2005-12-31
Navstar Media Holdings, Inc.
filed 2006-06-06
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_______________

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes: [ ] No: |X|

Explanatory Note

This filing amends Part II, Item 7 of the financial statements

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB/A
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

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB/A, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-KSB/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-KSB/A, unless the context requires otherwise, “we” or “us” or the “Company” means Navstar Media Holdings, Inc. and its subsidiaries.

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

OPERATING EXPENSE

Selling, general and administrative expenses for 2005 totaled $965,996 or 29.2% of net sales, compared to $126,905 or 9.9% for 2004. This increase in operating expense of $839,091 or 661% was due to two primary factors. First, we geared up the Company by hiring additional production and marketing staff to service a contractual commitment that has been terminated. That contract was related to the support of the sale of advertising in connection with a Movie Channel that has been operated by one of the Company's suppliers. The ending of that contractual relationship at the end of 2005 allowed us to normalize cost, reduce staffing and reduce other production costs in excess of $200,000 per year. Second, a major customer is disputing our billings for a contracted service provided to them. Based on generally accepted accounting principals, we have written down the disputed amount of the receivable. We plan to pursue legal sanctions against the customer (an Agent of Universal Studios) for breach of contract. While we believe we have a strong case, the outcome of such a legal action can not be assured and we may not be able to collect much, if any more from this customer.

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

ITEM 13.   EXHIBITS

The following documents are filed as part of this report:

(1)       Financial Statements — See Index to Consolidated Financial Statements on page F-1 of this report.

(2)       Exhibits — See Index to Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
14	Code of Business Ethics (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of Moore Stephens LLP *
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB.

(2)	Incorporated by reference from Form 10-KSB filed on April 17, 2006.

*	Filed herewith

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

Date: June 6, 2006 Date: June 6, 2006	NAVSTAR MEDIA HOLDINGS, INC. (Registrant) By: /s/ Don Lee Don B. Lee Chief Executive Officer By: /s/ Jeffrey B. Spear Jeffrey B. Spear Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name /s/ Don Lee Don B. Lee /s/ Jeffrey B. Spear Jeffrey B. Spear /s/ Lester Schecter Lester Schecter /s/ Ranny Liang Ranny Liang /s/ Yang Wenquan Yang Wenquan	Title Chief Executive Officer / Director Chief Financial Officer Corporate Secretary / Director Chairman / Director Director	Date June 6, 2006 June 6, 2006 June 6, 2006 June 6, 2006 June 6, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
14	Code of Business Ethics (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of Moore Stephens LLP *
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB.

(2)	Incorporated by reference from Form 10-KSB filed on April 17, 2006.

*	Filed herewith

NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
(Formerly known as Premier Document Services, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Navstar Media Holdings, Inc. and subsidiaries

(Formerly known as Premier Document Services, Inc.)

We have audited the accompanying consolidated balance sheet of Navstar Media Holdings, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Navstar Media Holdings, Inc. and subsidiaries as of December 31. 2004 in the accompanying financial statements was audited by other auditors whose report dated November 10, 2005 expressed an unqualified opinion on that statement.

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
April 12, 2006

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Navistar Communications Holdings Limited

We have audited the accompanying consolidated balance sheet of Navistar Communications Holdings Limited as of December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navistar Communications Holdings Limited at December 31, 2004 and the consolidated results of its operations and consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kempisty & Company CPA's PC

Kempisty & Company Certified Public Accountants PC
New York, New York
November 10, 2005

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

HTM also invested in promotion activities associated with a Chinese movie channel during 2005. In December, 2005, it was decided not to continue with the investment relationship, resulting in a loss on investment. The movie channel was treated by the Happy Times subsidiary as one of its long-term investments and, as such, was not a reportable or operating segment to be separated out. Therefore the related loss associated with its curtailment has been classified as a loss from a long-term investment.

Furthermore, the movie channel operation that was curtailed has been and continues to be operated by one of the Company's major suppliers. According to the contract with that supplier, our company had hoped to generate net revenues through sales of advertising airtime between movie clips. In 2005, the Company decided to discontinue this sales contract, after a careful evaluation of the arrangement determined it to be an unprofitable endeavor. In consideration of the Commission's observations and comment, the company has revised its disclosures (Footnote 1 and MD &A discussion) relative to the ending of this contractual relationship to more accurately describe the ending of a supplier contract and the curtailing of selling advertising airtime through that contract.

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

The Company may also find it difficult to retrieve funds from its Chinese-based operations due to restrictions by the government of China on dividend payments from Chinese subsidiaries to a non-Chinese parent. Any inability to so transfer funds may make it difficult for the company to sufficiently fund the general and administrative costs associated with operating a public entity in the United States whose commercial operations exist solely in China.

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

Note 11 – LOSS OF MAJOR CONTRACT

At the end of 2005, HTM discontinued a contractual relationship with one of its major suppliers, after an evaluation of the arrangement determined it to be an unprofitable endeavor. The contract related to sales of advertising airtime in connection with a Movie Channel that has been operated by a PRC TV station. As a result of the discontinuance, HTM's ongoing operating expenses will be reduced by approximately 50%. Management believes that HTM will now operate on a self — sufficient basis, with positive cash flows.

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