Form 10KSB/A
period 2005-12-31
Navstar Media Holdings, Inc.
filed 2006-07-10
CIK 1177274

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

Date: July 10, 2006 Date: July 10, 2006	NAVSTAR MEDIA HOLDINGS, INC. (Registrant) By: /s/ Ranny Liang Ranny Liang Executive Chairwoman By: /s/ Jeffrey B. Spear Jeffrey B. Spear Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name /s/ Ranny Liang Ranny Liang /s/ Jeffrey B. Spear Jeffrey B. Spear /s/ Lester Schecter Lester Schecter /s/ Yang Wenquan Yang Wenquan	Title Executive Chairwoman / Director Chief Financial Officer Corporate Secretary / Director Director	Date July 10, 2006 July 10, 2006 July 10, 2006 July 10, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
14	Code of Business Ethics (2)
21.1	Subsidiaries of Registrant (2)
23.1	Consent of Moore Stephens LLP *
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB.

(2)	Incorporated by reference from Form 10-KSB filed on April 17, 2006.

*	Filed herewith

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

NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
(FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — BUSINESS COMBINATIONS, (continued)

In November 2005, the Company and the HTM OS agreed to amend all previous agreements, whereby, the HTM OS agreed to waive any and all other payment obligations payable from NCHL to HTM’s OS. The parties agreed to keep the additional working capital contribution of US$1,100,000. As of December 31, 2005, the Company has contributed $448,500; the remaining balance of $651,500 will be paid within two years upon the renewal of business license of HTM. If the Company does not fulfill the payment terms within two years after the renewal of the business license, the agreement to increase ownership by 15% will be revoked. The value of the common stock issued has been discounted to approximately $1,041,122. Since the Company did not trade on the US OTC Bulletin Board stock market until November 2005, the Company never issued any common shares in connection with this acquisition. The obligation to issue common shares was treated as a liability (“due to shareholders”) on the books of the Company. These agreements resulted in eliminations of goodwill and the Company’s liability to shareholders during the fourth quarter of 2005.

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