Form 10QSB
period 2006-06-30
Navstar Media Holdings, Inc.
filed 2006-08-14
CIK 1177274

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Three-month period ended: June 30, 2006

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

                         26, Chaowai Road, Suite A2205,
                    Chaoyang District, Beijing, 100020, China
                    -----------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:

                            Phone:011-86-10-85653268
                             Fax: 011-86-10-85653223

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

As of June 30, 2006, the Registrant had 24,035,009 shares of common stock outstanding.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                     ASSETS
                                                                    June 30,     December 31,
                                                                      2006            2005
                                                                   -----------    -----------
                                                                    Unaudited
                                                                   -----------
CURRENT ASSETS:
    Cash                                                           $   169,112    $   195,578
    Accounts receivable, net of allowance for doubtful
      accounts of $230,260 and $224,154 as of
      June 30, 2006 and December 31, 2005                            1,746,541        816,303
    Accounts receivable - related parties                              254,816             --
    Notes receivable                                                    28,796             --
    Inventories-production cost                                          1,991             --
    Other receivables                                                   50,948         14,712
    Other receivables - related parties                                159,676          8,201
    Prepaid expenses                                                   637,912         44,792
                                                                   -----------    -----------
      Total current assets                                           3,049,792      1,079,586
                                                                   -----------    -----------

EQUIPMENT, net                                                       1,522,049        221,324
                                                                   -----------    -----------

OTHER ASSETS:
    Other assets - held for sale                                        43,364         47,196
    Licensed programming, net                                        1,386,579      1,195,305
                                                                   -----------    -----------
      Total other assets                                             1,429,943      1,242,501
                                                                   -----------    -----------

        Total assets                                               $ 6,001,784    $ 2,543,411
                                                                   ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $   528,453    $   798,260
    Other payables                                                      24,961         14,020
    Other payables - related parties                                   202,968
    Taxes payable                                                      936,410        592,112
    Deferred revenue                                                   642,462         64,634
    Convertible debentures payable                                   1,000,000             --
                                                                   -----------    -----------
      Total current liabilities                                      3,335,254      1,469,026
                                                                   -----------    -----------

MINORITY INTEREST                                                    1,161,414        529,055
                                                                   -----------    -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 60,000,000 shares authorized,
      24,035,009 and 21,220,009 shares issued and outstanding
      at June 30, 2006 and December 31, 2005, respectively              24,035         21,220
    Paid-in-capital                                                  2,288,945        643,960
    Retained earnings (deficit)                                       (836,888)      (131,226)
    Statutory reserves                                                  30,250         30,250
    Accumulated other comprehensive loss                                (1,226)       (18,874)
                                                                   -----------    -----------
      Total shareholders' equity                                     1,505,116        545,330
                                                                   -----------    -----------

        Total liabilities and shareholders' equity                 $ 6,001,784    $ 2,543,411
                                                                   ===========    ===========

The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                        Three months ended              Six months ended
                                                  ----------------------------    ----------------------------
                                                              June 30                       June 30
                                                  ----------------------------    ----------------------------
                                                      2006            2005            2006            2005
                                                    Unaudited       Unaudited      Unaudited        Unaudited
                                                  ------------    ------------    ------------    ------------

SALES REVENUE                                     $  1,670,029    $    374,466    $  1,948,090    $    731,986

COST OF SALES                                        1,492,224         234,760       1,654,042         391,983
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                           177,805         139,706         294,048         340,003

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           187,487         180,253         565,443         361,986
FINANCING EXPENSES                                      20,000              --         360,500              --
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (29,682)        (40,547)       (631,895)        (21,983)

OTHER EXPENSE (INCOME), NET OF OTHER INCOME
    (EXPENSE)                                             (168)        (10,104)         10,508          (9,674)
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                             (29,514)        (30,443)       (642,403)        (12,309)

PROVISION FOR INCOME TAXES                              10,139              --          33,172              --
                                                  ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                      (39,653)        (30,443)       (675,575)        (12,309)

MINORITY INTEREST                                       19,699         (13,223)         30,087          (2,008)
                                                  ------------    ------------    ------------    ------------

NET LOSS                                               (59,352)        (17,220)       (705,662)        (10,301)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment              2,285              --          17,648          (5,903)

COMPREHENSIVE INCOME (LOSS)                       $    (57,067)   $    (17,220)   $   (688,014)   $    (16,204)
                                                  ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED      $     (0.002)   $     (0.001)   $     (0.031)   $         --
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                   23,848,342      21,220,009      22,679,176      21,220,009
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

                                        3

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                                                                                   Accumulated other
                                               Number     Common    Paid-in    Statutory   Retained Subscriptions    comprehensive
                                             of shares     stock    capital    reserves    earnings   receivable     income (loss)     Totals
                                             ----------  --------  ----------  ---------  ---------  ------------  ---------------- ------------

BALANCE, December 31, 2004                   21,220,009  $ 21,220  $  369,420  $       -  $ 153,751  $   (200,000) $             -  $    344,391

 Subscription receivable received                                                                         200,000                        200,000
 Net loss                                                                                   (10,301)                                     (10,301)
 Foreign currency translation loss                                                                                          (5,903)       (5,903)
                                             ----------  --------  ----------  ---------  ---------  ------------  ---------------  ------------
BALANCE, June 30, 2005 (unaudited)           21,220,009  $ 21,220  $  369,420  $       -  $ 143,450  $          -  $        (5,903) $    528,187

 Adjustment to statutory reserve                                                  30,250    (30,250)                                           -
 Sales of rights to purchase common stock                             207,500                                                            207,500
 Net loss                                                                                  (244,426)                                    (244,426)
 Business combination adjustment                                       67,040                                                             67,040
 Foreign currency translation loss                                                                                         (12,971)      (12,971)
                                             ----------  --------  ----------  ---------  ---------  ------------  ---------------  ------------
BALANCE, December 31, 2005                   21,220,009  $ 21,220  $  643,960  $  30,250  $(131,226) $          -  $       (18,874) $    545,330

 Issued in connection with subordinated
 debenture offering:
  Common shares issued to placement agent       220,000       220      65,780                                                             66,000
  Common shares issued to investors             200,000       200      59,800                                                             60,000
  Common stock purchase warrants issued to
   investors                                                          100,000                                                            100,000
  Common stock purchase warrants used to
   placement agent                                                     12,000                                                             12,000
 Shares issued for services                      15,000        15       4,485                                                              4,500
 Issuance of common stock to Beijing
    Broadcasting and Television
    Media Co., Ltd shareholders               2,400,000     2,400   1,402,900                                                          1,405,300
 Net loss                                                                                  (705,662)                                    (705,662)
 Shares cancellation                            (20,000)      (20)         20                                                                  -
 Foreign currency translation gain                                                                                         17,648         17,648
                                             ----------  --------  ---------   ---------  ---------  ------------  --------------  -------------
BALANCE, June 30, 2006 (unaudited)           24,035,009  $ 24,035  $2,288,945  $  30,250  $(836,888) $          -  $       (1,226) $   1,505,116
                                             ==========  ========  ==========  =========  =========  ============  ==============  =============

The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                2006           2005
                                                             -----------    -----------
                                                              Unaudited      Unaudited
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $  (705,662)   $   (10,301)
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
        Minority interest                                         30,087         (2,008)
        Depreciation                                             115,420         17,133
        Amortization                                             345,258         70,106
        Shares issued for services                                 4,500
        Non-cash financing expenses                              238,000
      (Increase) decrease in assets:
        Accounts receivable                                      (11,618)       (59,609)
        Notes receivable                                         (28,663)
        Other receivables                                        (19,938)       (19,699)
        Other receivables - related parties                      (79,958)       (37,658)
        Inventories-production cost                               (1,981)         3,134
        Prepaid expense                                         (581,289)       (91,915)
        Other assets                                                             64,890
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                   (405,942)        13,204
        Other payables                                            12,489          2,468
        Deferred revenue                                         510,474          5,596
        Taxes payable                                             17,895         26,256
                                                             -----------    -----------
          Net cash used in operating activities                 (560,928)       (18,403)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment                                      (134,252)        (9,480)
    Additions to licensed programming                           (524,132)      (351,604)
    Cash acquired from Beijing Broadcasting and Television
      Media Co., Ltd acquisition                                 201,329
                                                             -----------    -----------
          Net cash used in investing activities                 (457,055)      (361,084)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debentures                         1,000,000
    Stock subscriptions paid                                                    200,000
    Shareholders loan repaid                                                     51,734
                                                             -----------    -----------
          Net cash provided by financing activities            1,000,000        251,734
                                                             -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                           (8,483)        (5,903)
                                                             -----------    -----------

DECREASE IN CASH                                                 (26,466)      (133,656)

CASH, beginning of period                                        195,578        239,231
                                                             -----------    -----------

CASH, end of period                                          $   169,112    $   105,575
                                                             ===========    ===========

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
Navstar subsidiaries generate revenues through producing television series and movies for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs and movies, and other media and broadcasting production and management services.

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, ("NCHL") was
originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. ("HTM"). During 2005, NCHL
increased its ownership interest in HTM to 70%. Based in Beijing, HTM has operated as a private entity since 1998 and produces content for government-owned television stations in China, while acting as a distributor of television serials and movies for the Chinese market.

Navstar Media Holdings, Inc. was incorporated on January 28, 2002 as Premier
Document Services, Inc. (OTCBB: PDSV), a Nevada corporation, which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, the Company acquired 100% of the capital stock of NCHL. In conjunction with the merger, Premier's former Secretary and President, Crystal Kim Han, purchased
Premier's existing document services business, including all assets and liabilities. Prior to the Merger, no director, officer or affiliate of the
Company had any material relationship with any director, officer or affiliate of
NCHL. Upon completion of the merger, the officers and directors of Premier resigned and were replaced by the Company's current management team and board of directors.

Under the terms of the Agreement, NCHL will remain a 100% owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a
"tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)
(1) (A) of the Internal Revenue Code of 1986, as amended. The stockholders of
NCHL, as of the closing date of the merger own approximately 90% of the
Company's common stock.

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of NCHL are the historical financial statements of the Company, formerly the operations of HTM.

The Company's common stock is registered under Section 12(g) of the Securities
Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB. As of June 30, 2006, there were 24,035,009 shares of common stock of the Company outstanding.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

HTM generates revenue from sales and distribution of its proprietary content, third party programming, and imported TV and films productions in China.

In addition, HTM distributes European content from providers such as TVE (UK)
and Strawberry Films from (France), as well as American content from providers including Miramax. HTM has as a customer base, approximately 300 Provincial and local TV stations throughout China, China Central TV ("CCTV") stations and has developed advertising relationships with various Chinese and foreign firms.

In January 2005, HTM has contributed a total of RMB 500,000 for the investment in Beijing Hui Ying International Advertising Co. Ltd. ("BHYIA"). BHYIA is
considered a variable interest entity under FASB Interpretation number 46(R),
"Consolidation of Variable Interest Entities", which requires consolidation of business enterprises of variable interest entities which meet certain characteristics. HTM is the primary beneficiary of BHYIA business operations and qualifies to be consolidated under FIN 46(R).

BHYIA was established on December 15, 2004, in Beijing, People's Republic of
China by four Chinese citizens (the "Registered Shareholders") as a Chinese limited liability company. The duration of the operation is 20 years. BHYIA generates revenue from sales and distribution of advertisement programs produced by others and sales of advertisement designs and products. BHYIA also acting as a sales agent for advertisement air time to be broadcast on various television stations. Its principal markets for these sales are in the People's Republic of
China.

To comply with China laws and regulations that prohibits or restrict foreign ownership of companies that provide advertising services, HTM established BHYIA which is legally owned by the Registered Shareholders. In which, Mr. Yang Xiao
Bin and Mr. Kang Sui Jin are the legal shareholders of HTM. Mr. Liu Zhu Jiu and
Mr. Shi Rian are the local Chinese citizens. Mr. Liu Zhu Jiu is the company's legal representative. The arrangements with the Registered Shareholders have been undertaken solely to satisfy China regulations, which prohibits foreign companies from owning or operating advertising businesses in China.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

Assets acquired and debts assumed of the transaction are listed as below:

                                                           Acquired (Assumed)
            Item                             Fair Value      by the Company
------------------------------               ----------      ---------------
Current Assets                               $1,458,603        $1,021,022
Property, plant, and equipment                1,263,150           884,205
                                             ----------        ----------
Total assets                                  2,721,753         1,905,227
                                             ----------        ----------

Current liabilities                             714,182           499,927
                                             ----------        ----------
Total liabilities                               714,182           499,927
                                             ----------        ----------

Net assets                                   $2,007,571        $1,405,300
                                             ==========        ==========

The total purchase consideration is 2,400,000 shares of common stock valued at
$1.00 per share, of which 900,000 shares of the common stock are subject to a contingency discussed above. During June 2006 the Board of Directors have removed the contingency placed upon the 900,000 shares. The current purchase consideration is 2,400,000 shares of common stock. The Board of Directors and management reevaluated the common stock value based upon the stock trading history in the past year and have determined that the value of 2,400,000 share of common stock would reasonably be equal to the net assets of the acquired company. This determination resulted in no goodwill being generated from this purchase transaction.

Beijing Media is a media content production and distribution company located in the People's Republic of China ("PRC"). Beijing Media generates revenues through producing television series and movies for the PRC market, TV syndicated programming production and other media and broadcasting production and management services.

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

The following is a list of subsidiaries which the Company has direct and indirect ownership as of June 30, 2006:

Company name                    Place of incorporation  Ownership
---------------------------     ----------------------  ---------
Navistar Communications
Holdings Ltd                    Hong Kong                  100%

Happy Times Media, Inc.         The People's
                                Republic of China           70%

Beijing Hui Ying
International Advertising       The People's
Co., Ltd.                       Republic of China          100%  A)

Beijing Broadcasting and        The People's
Television Media Co., Ltd.      Republic of China           70%
__________________

A) Variable interest entity of Happy Times Media, Inc.

Use of Estimates
----------------
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

Fair Value of Financial Instruments
-----------------------------------
Statement of Financial Accounting Standards No. 107, "Disclosure About Fair
Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

Impairment of Long Lived Assets
-------------------------------
In accordance with Statement of Financial Accounting Standards No. 121,
"Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine the carrying values are not impaired.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) and amounted to $17,648 and $(5,903) as of
June 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB to $1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

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

The weighted average number of shares used to calculate earnings (loss) per share for the six months ended June, 2006 (22,679,176) and 2005 (21,220,009)
reflect only the shares outstanding for those periods.

Revenue Recognition
-------------------
Revenue from the sales or licensing of proprietary content, third party programming, imported TV and films, and sales and distribution of advertisement programs are recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 "Accounting by Producers or Distributors of Films".

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- PREPAID EXPENSES

Prepaid expenses are mainly consists of cash payment advanced to television stations for advertising air time.

Prepaid expenses amounted to $637,912 and $44,792 as of June 30, 2006 and
December 31, 2005, respectively.

Note 4 -- LICENSED PROGRAMMING

Purchased programming costs are capitalized and carried as an asset. Such costs are charged to expense when the programming is sold. Licensed programming costs are amortized over the life of the licensing period, but not more than three years. As of March 31, 2006, licensed programming consisted of the following:

                                                     June 30,      December 31,
                                                       2006            2005
                                                    ----------     ----------
Copyrights of programming                           $2,077,378     $1,536,423
Less: Accumulated amortization                         690,799        341,118
                                                    ----------     ----------
Copyrights of programming, net                      $1,386,579     $1,195,305
                                                    ==========     ==========

Licensed Programming amortization expense for the six months ended June 30, 2006 and 2005 was $345,258 and $70,106, respectively.

Note 5 -- DEFERRED REVENUE

Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Total deferred revenue amounted to
$642,462 and $64,634 as of June 30, 2006 and December 31, 2005, respectively.

Note 6 -- COMMON STOCK

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

Note 6 -- COMMON STOCK  (cont'd)

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

Also pursuant to SFAS 123R, the Company established a value for the 420,000 shares of common stock and the 1,120,000 common stock purchase warrants issued in connection with the debenture offering. The value of such securities totaled
$238,000 and was charged against operating income for the six months ended June
30, 2006.

In connection with the debenture issuance, the Company agreed to file a registration statement with the SEC covering the underlying shares of common stock (including Unit Shares and shares underlying the notes and warrants). In the event that the registration statement is not declared effective by July 30,
2006, (180 days after issuance) then, as of the 1st of each month thereafter, the Company shall accrue penalties as follows: 1. the conversion price will be reduced by $0.05 per share, and 2. an additional 5% of the original number of warrants will be required to be issued. Additional, partially liquidated damages will apply for each trading day beyond the Legend Removal Date, until all restrictive legends are removed. In the event of a subsequent public offering by the Company, incidental "piggyback" Registration rights will be offered consistent with market conditions, and subject to approval and terms of an underwriter, on a `parri passu' ranking with other persons holding similar rights.

On February 27, 2006, the Company issued 15,000 shares of Common Stock to its newly-appointed investor relations firm in consideration for their agreeing to represent the Company to the investment community. Pursuant to SFAS 123R, the
Company valued the issuance of such shares at $4,500 and recorded a charge to
Selling, general and Administrative expenses for the six months ended June 30,
2006.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- BUSINESS COMBINATIONS

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

Note 8 - SUBORDINATED DEBENTURES

On January 31, 2006, under the terms of a Securities Purchase Agreement, the
Company issued $1,000,000 of 8% Convertible Subordinated Debentures. The
debentures are due and payable, including interest in arrears, by July 30, 2006.
(See note 6). The due date of the Convertible Subordinated Debentures has been extended to November 30, 2006 (See note 10).

Note 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Total interest payment $6,667 and $0 for the six months ended June 30, 2006 and
2005.

No income tax payments were made for the six months ended June 30, 2006 and
2005.

As described in note 6 a total of 420,000 shares of common stock and 1,120,000 of common stock purchase warrants were valued at $238,000 and recorded as financing expense in the statement of operations. In addition the Company issued
15,000 shares of common stock for services in the amount of $4,500.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - SUBSEQUENT EVENTS

In July, 2006, the Company paid a total of $40,000 in interest to the holders of the Convertible Subordinated Debentures, and the holders agreed to extended the debentures to November 30, 2006 under following terms: (1) The Company agrees to increase the principal of debentures by 20% to $1,200,000; (2) The Company will pay collectively $32,000 to the holders; (3) The conversion price will decrease to $0.40 per share; (4) The number of warrants increases to 1,200,000 shares;
(5) The exercise price of the warrant will be reduced to $0.50 per share; (6)
The Company shall file a registration statement with SEC covering the underlying shares of common stock in connection with the debentures within 45 days of this agreement or 15 days after the closing of the next round of financing, whichever is later, but in no case later than September 30, 2006.

On July 9, 2006, the Company entered into a definitive agreement to acquire 70%
of ownership interest in Beijing Lucky Star Advertising Company ("Lukcy Star").
Founded in 1992, Lucky Star is engaged in advertising business in the following areas: TV commercials, newspaper, magazines, and outdoor media. The purchase price is 2,800,000 shares of the Company's common stock.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This
Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company's control, including adverse changes in economic, political and market conditions, losses from the Company's market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company's actual results will not differ materially from any results expressed or implied by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Overview
--------

Navstar Media Holdings, Inc. ("the Company") owns majority interests in firms specializing in media content production and distribution in the People's
Republic of China ("PRC"). Navstar subsidiaries, Happy Times Media ("Happy
Times") and Beijing Broadcasting and Television Media ("Beijing Media") generate revenues through television program production and distribution for the PRC market and through advertising revenues generated from the broadcast of such programs.

On January 31, 2006, a subordinated debenture offering was successfully closed, yielding net proceeds of $880,000 for the Company. On March 11, 2006, the
Company entered into an agreement to acquire Beijing Media.

On July 9, 2006, the Company entered into an acquisition agreement to acquire
70% ownership interest in Beijing Lucky Star Century Advertisement Company
("Lucky Star"), whose financial statements and operating results are not included in this period report.

Results of Operations for Three Months Ended June 30, 2006 versus June 30, 2005
-------------------------------------------------------------------------------

For the three months ended June 30,2006, the Company's revenues were $1,670,029, an increase of 1,295,563, or 346%, from $374,466 for the three months ended June
30, 2005. The increase reflected a major TV advertising contract related to the
World Cup Soccer Game in the amount of $1,134,789, offsetting the reduced sales due to the discontinuation of the movie channel program. In addition, the revenues of $356,905 generated by the newly acquired subsidiary Beijing Media contributed to the increase in the Company's revenues for the three months ended
June 30, 2006.

Costs of sales were $1,492,224, an increase of $1,257,464, or 536%, from
$234,760 for the same period in 2005. The increase was mostly related to the
World Cup Soccer Game TV advertising contract ($1,108,703 of advertising cost)
plus effect of higher costs with respect to sold programming due to the discontinuation of the movie channel program. Cost of sales in the amount of
$223,320 associated with revenues generated by Beijing Media also contributed to the increase of the Company's cost of sales for the three months ended June 30,
2006.

Gross profits were $177,805 for the three months ended June 30,2006, an increase of $38,099, or 27%, from $139,706 from the same period in 2005. Gross profits generated by Beijing Media were $133,585. Excluding Beijing Media, the Company's gross profits declined by 68.35% due to the high advertising costs as a percentage of sales for the World Cup Soccer Game contract and a decline in gross margin for TV production caused by the discontinuation of the movie channel program.

Selling, general and administrative expenses increased $7,324 or 4.01%, to
$187,487 for the three months ended June 30, 2006 compared to $180,253 the same period of last year. Selling, general and administrative expenses incurred by
Beijing Media were $100,733. The operating expenses excluding Beijing Media operations were reduced 40% due to cost reducing measures implemented by management. Financing expenses of $20,000 were separately reported for 2006 to highlight the costs associated with raising funds through the subordinated debenture offering on January 31, 2006.

The Company incurred a loss of $29,682 from operations versus a loss of $40,547 in the same period in the last year. The loss in 2006 was largely due to financing and general and administrative costs related to the operating of a public entity, of which some are one time costs. At operating level both subsidiaries were profitable for the three months ended June 30, 2006.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $59,352 or $0.002 per share versus a loss of $17,220, or
$0.001 per share for the 2005 period. At June 30, 2006, there were 24,035,009 shares outstanding.

Results of Operations for Six Months Ended June 30, 2006 and 2005 versus June
-----------------------------------------------------------------------------
30, 2005
--------

For the six months ended June 30,2006, the Company's revenues were $1,948,090, an increase of 1,216,104, or 166%, from $731,986 for the six months ended June
30, 2005. The increase reflected a major TV advertising contract related to the
World Cup Soccer Game in the amount of $1,134,789, offsetting the reduced sales due to the discontinuation of the movie channel program. In addition, the revenues of $356,905 generated by the newly acquired subsidiary Beijing Media contributed to the increase in the Company's revenues for the six months ended
June 30, 2006.

Costs of sales were $1,654,042, an increase of $1,262,059, or 322%, from
$391,983 for the same period in 2005. The increase was mostly related to the
World Cup Soccer Game TV advertising contract ($1,108,703 of advertising cost)
plus effect of higher costs with respect to sold programming due to the discontinuation of the movie channel program. Cost of sales in the amount of
$223,320 associated with revenues generated by Beijing Media also contributed to the increase of the Company's cost of sales for the six months ended June 30,
2006.

Gross profits were $294,048 for the six months ended June 30, 2006, a decrease of $45,955, or 14%, from $340,003 from the same period in 2005. Gross profits generated by Beijing Media were $133,585. The decrease in gross profits was caused by the high advertising costs as a percentage of sales for the World Cup
Soccer Game contract and a decline in gross margin for TV production caused by the discontinuation of the movie channel program, partly offset by the gross profit contributed by Beijing Media.

Selling, general and administrative expenses increased $203,457 or 56.21%, to
$565,443 for the six months ended June 30, 2006 compared to $361,986 the same period of last year. This largely reflects increased administrative costs at the parent level associated with operating a public entity, including professional services, travel and filing costs, plus expenses from the operation of Beijing
Media. At the operating level, the operating expenses excluding Beijing Media operations were reduced 68.36% due to cost reducing measures implemented by the management. Financing expenses of $360,500 were separately reported for 2006 to highlight the significant costs associated with raising funds through the subordinated debenture offering on January 31, 2006.

The Company incurred a loss of $631,895 from operations versus a loss of $21,983 in the same period in the last year, largely due to financing and general and administrative costs related to the operating of a public entity, of which some are one time costs. At operating level both subsidiaries were profitable for the six months ended June 30, 2006.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $705,662 or $0.031 per share versus a loss of $10,301 for the
2005 period, or $0.0005 per share. At June 30, 2006, there were 24,035,009 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's operating activities required the use of more cash for the six months ended June 30, 2006 versus the same period 2005. This is a direct reflection of the increased additional costs, including professional fees, associated with operating a public company. Investing activities used $457,055 of cash, with the primary use related to the payment of licensing fees in the amount of $524,132 during the period. Additions to equipment were exceeded by depreciation charges for the quarter, leaving balances in the equipment accounts relative stable. The issuance of convertible securities provided gross proceeds of $1,000,000 during the 2006 period, contrasted with stock subscriptions paid and loans to shareholders made during the 2005 period.

The Chinese subsidiaries have operated with self-sufficiency with respect to liquidity and capital requirements. Thus, the primary demand for cash relates to operating the public holding company within the United States. In addition, the
Company may also need additional capital infusions to expand its operations in
China.

The Company had $169,112 in cash on June 30, 2006, versus $195,578 on December
31,2005. The company is also working with its investment bankers to secure additional financing to increase working capital.

Inflation has not been a factor during the six months ending June 30, 2006.

Subsequent Events
-----------------

On July 9, 2006, the Company entered into a definitive agreement to acquire 70%
of ownership interest in Beijing Lucky Star Advertising Company ("Lucky Star").
Founded in 1992, Lucky Star is engaged in advertising business in the following areas: TV commercials, newspaper, magazines, and outdoor media. The purchase price is 2,800,000 shares of the Company's common stock. Lucky Star will bring additional revenue and income to the Company and will supplement its advertising capabilities.

On July 31, 2006, holders of the $1,000,000 convertible notes agreed to extend the maturity date for the notes to November 30, 2006 with modified terms.

Management Change
-----------------

The Company has accepted the resignation of Mr. Don B. Lee as the former Chief
Executive Officer of the Company and appointed Mr. Steve Sun who was the Senior
Executive Officer of the Company as the new Chief Executive Officer to lead the
Company in its new phase of development. In addition, the Company has accepted the resignation of Mr. Jeffrey Spears as the former Chief Financial Officer and appointed Ms. Ranny Liang as the Acting Chief Financial Officer and has launched a search for a candidate that can be stationed in Beijing and familiar with accounting standards and procedures in China as well as U.S. accounting principles The Company is very close to finalizing the search.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVSTAR MEDIA HOLDINGS, INC.

Dated: August 14, 2006

/s/ Steve Sun
-----------------------
Steve Sun
Chief Executive Officer

