Form 10QSB
period 2006-09-30
Navstar Media Holdings, Inc.
filed 2006-11-20
CIK 1177274

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Three-month period ended: September 30, 2006

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

                            Phone:011-86-10-85653268
                             Fax: 011-86-10-85653223

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of September 30, 2006, the Registrant had 26,835,009 shares of common stock outstanding.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                     ASSETS
                                     ------
                                                                             September 30,   December 31,
                                                                                 2006           2005
                                                                              -----------    -----------
                                                                               Unaudited
                                                                              -----------
CURRENT ASSETS:
    Cash                                                                      $   502,221    $   195,578
    Accounts receivable, net of allowance for doubtful accounts of $464,670
      and $224,154 as of September 30, 2006 and December 31, 2005               1,417,009        816,303
    Accounts receivable - related party                                           257,666             --
    Inventories-production costs                                                    5,730             --
    Other receivables                                                             240,975         14,712
    Other receivables - related parties                                           320,925          8,201
    Prepaid expenses                                                              200,488         44,792
                                                                              -----------    -----------
      Total current assets                                                      2,945,014      1,079,586
                                                                              -----------    -----------

EQUIPMENT, net                                                                  1,658,550        221,324
                                                                              -----------    -----------

OTHER ASSETS:
    Other assets - held for sale                                                   41,680         47,196
    Licensed programming, net                                                   1,212,700      1,195,305
    Goodwill                                                                      641,417             --
                                                                              -----------    -----------
      Total other assets                                                        1,895,797      1,242,501
                                                                              -----------    -----------

        Total assets                                                          $ 6,499,361    $ 2,543,411
                                                                              ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $   715,304    $   798,260
    Other payables                                                                 97,038         14,020
    Other payables - related party                                                172,842             --
    Taxes payable                                                               1,124,637        592,112
    Deferred revenue                                                              201,301         64,634
    Convertible debentures payable, net of discount                             1,143,103             --
                                                                              -----------    -----------
      Total current liabilities                                                 3,454,225      1,469,026
                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                          --             --
                                                                              -----------    -----------

MINORITY INTEREST                                                               1,107,976        529,055
                                                                              -----------    -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 60,000,000 shares authorized,
      26,835,009 and 21,220,009 shares issued and outstanding
      at September 30, 2006 and December 31, 2005, respectively                    26,835         21,220
    Paid-in-capital                                                             3,156,319        643,960
    Accumulated deficit                                                        (1,308,907)      (131,226)
    Statutory reserves                                                             30,250         30,250
    Accumulated other comprehensive gain (loss)                                    32,663        (18,874)
                                                                              -----------    -----------
      Total shareholders' equity                                                1,937,160        545,330
                                                                              -----------    -----------

        Total liabilities and shareholders' equity                            $ 6,499,361    $ 2,543,411
                                                                              ===========    ===========

The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                      Three months ended            Nine months ended
                                                          September 30                  September 30
                                                ----------------------------    ----------------------------
                                                     2006           2005            2006           2005
                                                ------------    ------------    ------------    ------------

SALES REVENUE                                   $  1,296,213    $    880,979    $  3,244,303    $  1,612,965

COST OF SALES                                      1,115,515         326,248       2,769,556         718,231
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                         180,698         554,731         474,747         894,734

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES        492,526         310,435       1,057,969         672,421
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                       (311,828)        244,296        (583,222)        222,313

OTHER EXPENSE (INCOME), NET
     Financing expenses                              235,944              --         596,444              --
     Other expense (income)                             (343)        409,674          10,165         400,000
                                                ------------    ------------    ------------    ------------
          Total other expense (income), net          235,601         409,674         606,609         400,000

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                          (547,429)       (165,378)     (1,189,831)       (177,687)

PROVISION FOR INCOME TAXES                             3,136          32,010          36,308          32,010
                                                ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                   (550,565)       (197,388)     (1,226,139)       (209,697)

MINORITY INTEREST                                    (78,546)        107,750         (48,458)        105,742
                                                 ------------    ------------    ------------    ------------

NET LOSS                                            (472,019)       (305,138)     (1,177,681)       (315,439)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment            2,285          41,990          51,537          36,087
                                                ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                     $   (469,734)   $   (263,148)   $ (1,126,144)   $   (279,352)
                                                ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED    $     (0.019)   $     (0.014)   $     (0.051)   $     (0.015)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                 24,999,453      21,220,009      22,919,268      21,220,009
                                                ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                                                   Accumulated other
                                               Number     Common    Paid-in    Statutory   Retained Subscriptions    comprehensive
                                             of shares     stock    capital    reserves    earnings   receivable     income (loss)     Totals
                                             ----------  --------  ----------  ---------  ---------  ------------  ---------------- ------------

BALANCE, December 31, 2004                   21,220,009  $ 21,220  $  369,420  $       -  $ 153,751  $   (200,000) $             -  $    344,391

 Subscription receivable received                                                                         200,000                        200,000
 Net loss                                                                                   (10,301)                                     (10,301)
 Foreign currency translation loss                                                                                          (5,903)       (5,903)
                                             ----------  --------  ----------  ---------  ---------  ------------  ---------------  ------------
BALANCE, June 30, 2005 (unaudited)           21,220,009  $ 21,220  $  369,420  $       -  $ 143,450  $          -  $        (5,903) $    528,187

 Adjustment to statutory reserve                                                  30,250    (30,250)                                           -
 Sales of rights to purchase common stock                             207,500                                                            207,500
 Net loss                                                                                  (244,426)                                    (244,426)
 Business combination adjustment                                       67,040                                                             67,040
 Foreign currency translation loss                                                                                         (12,971)      (12,971)
                                             ----------  --------  ----------  ---------  ---------  ------------  ---------------  ------------
BALANCE, December 31, 2005                   21,220,009  $ 21,220  $  643,960  $  30,250  $(131,226) $          -  $       (18,874) $    545,330

 Issued in connection with subordinated
 debenture offering:
  Common shares issued to placement agent       220,000       220      65,780                                                             66,000
  Common shares issued to investors             200,000       200      59,800                                                             60,000
  Common stock purchase warrants issued to
   investors                                                          100,000                                                            100,000
  Common stock purchase warrants used to
   placement agent                                                     12,000                                                             12,000
 Shares issued for services                      15,000        15       4,485                                                              4,500
 Issuance of common stock to Beijing
    Broadcasting and Television
    Media Co., Ltd shareholders               2,400,000     2,400   1,402,900                                                          1,405,300
 Issuance of common stock to Beijing
    Lucky Star Advertisement Century
    Co., Ltd. shareholders                    2,800,000     2,800     697,200                                                            700,000
 Net loss                                                                                (1,177,681)                                  (1,177,681)
 Shares cancellation                            (20,000)      (20)         20                                                                  -
 Foreign currency translation gain                                                                                         51,537         51,537
                                             ----------  --------  ---------   --------  ----------  -----------  --------------   -------------
BALANCE, September 30, 2006 (unaudited)      26,835,009  $ 26,835  $3,156,319  $ 30,250  $(1,308,907) $        -   $       32,663   $   1,937,160
                                             ==========  ========  ==========  ========  ==========  ===========  ==============   =============

The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                   2006           2005
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(1,177,681)   $  (315,439)
    Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
       Minority interest                                           (48,458)       105,742
       Depreciation                                                120,437         26,341
       Amortization                                                533,641        133,663
       Allowance for bad debt                                       71,598             --
       Acquisition of subsidiary                                        --        371,464
       Shares issued for services                                    4,500             --
       Non-cash financing expenses                                 408,174             --
       Amortization of discount on convertible debentures          143,103             --
     (Increase) decrease in assets:
       Accounts receivable                                         423,826       (487,802)
       Inventories-production cost                                  (5,486)         4,177
       Other receivables                                           (63,376)            --
       Other receivables - related parties                         (96,656)            --
       Prepaid expense                                            (134,357)       (62,697)
       Other assets                                                     --        (15,265)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                      (358,245)       338,040
       Other payables                                               38,278             --
       Other payables - related party                                1,969             --
       Taxes payable                                                24,211         80,760
       Deferred revenue                                            (89,742)         8,231
                                                               -----------    -----------
         Net cash (used in) provided by operating activities      (204,264)       187,215
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment                                        (213,287)       (14,149)
    Additions to licensed programming                             (530,336)      (803,509)
    Proceeds from long-term investment                                  --         45,012
    Cash acquired from Beijing Broadcasting and Television
     Media Co., Ltd acquisition                                    201,329             --
    Cash acquired from Beijing Lucky Star Advertisement
     Century Co., Ltd acquisition                                   46,961             --
                                                               -----------    -----------
         Net cash used in investing activities                    (495,333)      (772,646)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debentures                           1,000,000             --
    Proceeds from sale of rights to purchase common stock               --        207,500
    Proceeds from stock subscriptions                                   --        200,000
    Shareholders loan repaid                                            --         18,515
                                                               -----------    -----------
         Net cash provided by financing activities               1,000,000        426,015
                                                               -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                              6,240         36,087
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH                                        306,643       (123,329)

CASH, beginning of period                                          195,578        239,231
                                                               -----------    -----------

CASH, end of period                                            $   502,221    $   115,902
                                                               ===========    ===========

The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS

Navstar Media Holdings, Inc. ("Navstar" or the "Company") is a United States
based corporation that owns majority interests in companies specializing in media content production and distribution in the People's Republic of China
("PRC"). Navstar subsidiaries generate revenues through producing television series and movies for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs and movies, and other media and broadcasting production and management services.

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, ("NCHL") was
originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. ("HTM"). During 2005, NCHL
increased its ownership interest in HTM to 70%. Based in Beijing, HTM since 1998 has produced content for government-owned television stations in China, while acting as a distributor of television series and movies for the Chinese market.

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

Under the terms of the Agreement, NCHL will remain a 100% owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a
"tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)
(1) (A) of the Internal Revenue Code of 1986, as amended. The original stockholders of NCHL, as of the closing date of the merger own approximately 90%
of the Company's common stock.

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible asset is recorded. Accordingly, the financial statements of NCHL are the historical financial statements of HTM.

The Company's common stock is registered under Section 12(g) of the Securities
Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB. As of September 30, 2006, there were 26,835,009 shares of common stock of the Company outstanding.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

HTM generates revenue from sales and distribution of its proprietary content, third party programming, and imported TV and films productions in China.

In addition, HTM distributes European content from providers such as TVE (UK)
and Strawberry Films from France, as well as American content from providers including Miramax. HTM's customers include approximately 300 Provincial and local TV stations throughout China, China Central TV ("CCTV") stations.
Additionally, HTM has developed advertising relationships with various Chinese and foreign companies.

In January 2005, HTM contributed a total of RMB 500,000 for the investment in
Beijing Hui Ying International Advertising Co. Ltd. ("BHYIA"). BHYIA is
considered a variable interest entity under FASB Interpretation No. 46(R),
"Consolidation of Variable Interest Entities", which requires consolidation of business enterprises of variable interest entities meeting certain characteristics. HTM is the primary beneficiary of BHYIA business operations and qualifies to be consolidated under FIN 46(R).

BHYIA was established on December 15, 2004, in Beijing, People's Republic of
China by four Chinese citizens (the "Registered Shareholders") as a Chinese limited liability company. The duration of the operation is 20 years. BHYIA generates revenue from sales and distribution of advertisements produced by others and sales of advertising designs and products. BHYIA is also a sales agent for advertisements to be broadcast on various television stations in the
People's Republic of China.

To comply with China laws and regulations that prohibits or restricts foreign ownership of companies that provide advertising services, HTM established BHYIA which is legally owned by the Registered Shareholders. Mr. Yang Xiao Bin and Mr.
Kang Sui Jin are the legal shareholders of HTM. Mr. Liu Zhu Jiu and Mr. Shi Rian are the local Chinese citizens. Mr. Liu Zhu Jiu is the company's legal representative. The arrangements with the Registered Shareholders have been undertaken solely to satisfy China regulations, which prohibits foreign companies from owning or operating advertising businesses in China.

On March 11, 2006, the Company entered into an agreement with the shareholders of Beijing Broadcasting and Television Media Co., Ltd. ("Beijing Media") to
acquire 70% ownership interest and operational control of Beijing Media.
Pursuant to the Agreement, the Company agreed to issue 2,400,000 shares of its common stock valued at $1.00 per share to the existing shareholders of Beijing
Media, of which 900,000 shares were to be returned and cancelled if certain condition were not met. In June 2006, the Company waived the requirement to meet the conditions.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

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
                                             ==========        ==========

The Board of Directors and management evaluated the fair value of Beijing
Media's 2,400,000 shares based on the Company's trading history. The shares approximated the fair value of the net assets acquire. Therefore, no goodwill was recorded as a result of this transaction.

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

On July 9, 2006, the Company entered into a definitive agreement to acquire 70%
of ownership interest in Beijing Lucky Star Century Advertisement Co. Ltd.
("Lucky Star"). The purchase price is 2,800,000 shares of the Company's common stock.

Assets acquired and debts assumed of the transaction are listed as below:

                                                           Acquired (Assumed)
            Item                             Fair Value      by the Company
------------------------------               ----------      ---------------
Current Assets                               $  547,299        $  383,109
Property, plant, and equipment                   50,087            35,061
                                             ----------        ----------
Total assets                                    597,386           418,170
                                             ----------        ----------

Current liabilities                             513,696           359,587
                                             ----------        ----------
Total liabilities                               513,696           359,587
                                             ----------        ----------

Net assets                                   $   83,690        $   58,583
                                             ==========        ==========

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

The Board of Directors and management evaluated the fair value of the 2,800,000 shares based upon the stock trading history and concluded the value was $0.25 per share or $700,000. This determination generated goodwill of approximately
$641,417 from this transaction.

Lucky Star was established on October 20, 2001 in Beijing, the People's Republic
of China ("PRC"). Lucky Star is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. The Company principally engages in advertising business in TV commercials, newspapers, magazines, and outdoor media in China.

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries and BHYIA which require consolidation.
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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (cont'd)
---------------------

The following is a list of subsidiaries which the Company has direct and indirect ownership as of September 30, 2006:

Company name                    Place of incorporation  Ownership
---------------------------     ----------------------  ---------
Navistar Communications
Holdings Ltd                    Hong Kong                  100%

Happy Times Media, Inc.         The People's
                                Republic of China           70%

Beijing Hui Ying
International Advertising       The People's
Co., Ltd.                       Republic of China          100%  A)

Beijing Broadcasting and        The People's
Television Media Co., Ltd.      Republic of China           70%

Beijing Lucky Star Century      The People's
Advertisement Co. Ltd           Republic of China           70%

_________________________
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

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair
Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Accounts receivable, accounts payable, accrued liabilities and convertible debentures payable are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Impairment of Long Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards No. 121,
"Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company determined the carrying values are not impaired.

Foreign Currency Translation
----------------------------

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of each reporting period.
Equity accounts are translated at their historical rate. This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies.

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

Translation adjustments amounted to $32,663 and ($18,874) as of September 30,
2006 and December 31, 2005, respectively. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.90 RMB to $1.00
USD as compared to 8.06 RMB at December 31, 2005. The average translation rates applied to income statement accounts for the nine months ended September 30,
2006 and 2005 were 8.00 RMB and 8.22 RMB, respectively.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Earnings (Loss) Per Share
-------------------------

The Company reports earnings per share in accordance with the provisions of SFAS
No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All shares that have antidilutive effect are not included in the diluted earnings per share computation.

The weighted average number of shares used to calculate earnings (loss) per share for the nine months ended September, 2006 and 2005 totaled 22,919,268 and
21,220,009, respectively.

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

Stock-Based Compensation
------------------------

Previously, pursuant to Accounting Principles Board Opinion No.25, "Accounting
for Stock Issued to Employees", the Company accounted for stock based employee compensation arrangements using the intrinsic value method.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-Based Compensation (cont'd)
------------------------

Effective January 1, 2006, the Company adopted SFAS No.123 (revised 2004),
"Shares Based Payment" ("SFAS No. 123R") which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date. The Company did not issue any stock options prior to the effective date, and therefore there was no impact to the Company's operations, cash flow or financial condition.

Note 3 -- ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2006 and December 31, 2005 consisted of the following:

                                        September 30,     December 31,
                                            2006              2005
                                        ------------      ------------
                                          Unaudited
                                        ------------

Accounts receivable                     $  1,881,679      $  1,040,457
Less: allowance for doubtful accounts        464,670           224,154
                                        ------------      ------------
    Totals                              $  1,417,009      $    816,303
                                        ============      ============

The Company presents accounts receivable, net of allowance for doubtful accounts. The allowance is calculated based on review of the accounts receivable aging report. When accounts receivable are determined to be uncollectible, the
Company will charge off the accounts receivable against the allowance for doubtful accounts.

Note 4 -- EQUIPMENT

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 4 -- EQUIPMENT (cont'd)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Estimated useful lives of the assets are as follows:

                                       Estimated
                                      Useful life
                                     -------------
Leasehold improvements                  5 years
Machinery and equipment               5-10 years
Office equipment                        5 years
Transportation equipment                5 years

Equipment as of September 30, 2006 and December 31, 2005 consisted of the following:

                                                September 30,   December 31,
                                                    2006            2005
                                                ------------     ----------
                                                  Unaudited
                                                ------------
Leasehold improvements                          $     25,432     $
Machinery and equipment                            2,446,921        334,465
Office equipment                                     140,553          9,252
Transportation equipment                              36,714         35,960
                                                ------------     ----------
Subtotal                                           2,649,620        379,677
Less:  accumulated depreciation                      991,070        158,353
                                                ------------     ----------
   Totals                                       $  1,658,550     $  221,324
                                                ============     ==========

Depreciation expense for the nine months ended September 30, 2006 and 2005 was
$120,437 and $26,341, respectively.

Note 5 -- LICENSED PROGRAMMING

Purchased programming costs are capitalized and carried as an asset. Such costs are charged to expense when the programming is sold. Licensed programming costs are amortized over the life of the licensing period, but not more than three years. Licensed programming as of September 30, 2006 and December 31, 2005 consisted of the following:

                                                   September 30,   December 31,
                                                       2006            2005
                                                    ----------
                                                     Unaudited
                                                    ----------
Copyrights of programming                           $2,054,302     $1,536,423
Less: Accumulated amortization                         841,602        341,118
                                                    ----------     ----------
Copyrights of programming, net                      $1,212,700     $1,195,305
                                                    ==========     ==========

Licensed programming amortization expense for the nine months ended September
30, 2006 and 2005 was $533,641 and $133,663, respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

Note 6 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses mainly consist of payments to be made for cost of sales and expenses incurred for the Company's operating activities.

Accounts payable and accrued expenses as of September 30, 2006 and December 31,
2005 consisted of the following:

                                       September 30,    December 31,
                                           2006            2005
                                        -----------     -----------
                                         Unaudited
                                        -----------
Accounts payable                        $   632,102     $   743,711
Accrued expenses                             83,202          54,549
                                        -----------     -----------
Totals                                  $   715,304     $   798,260
                                        ===========     ===========

Note 7 -- TAXES PAYABLE

Taxes payable mainly consisted of income taxes payable and sales taxes payable.
Total taxes payable amounted to $1,124,637 and $592,112 as of September 30, 2006 and December 31, 2005, respectively.

Note 8 -- DEFERRED REVENUE

Deferred revenue consisted of cash payments advanced from customers. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Total deferred revenue amounted to $201,301 and $64,634 as of September 30, 2006 and December 31, 2005, respectively.

Note 9 - SUBORDINATED DEBENTURES

On January 31, 2006, under the terms of a Securities Purchase Agreement, the
Company issued $1,000,000 of 8% Convertible Subordinated Debentures ("Notes") in
the form of forty $25,000 units. Each unit included the face value of Notes
($25,000), plus 5,000 shares of Common Stock of the Company ("Unit Shares") and
25,000 Stock Purchase Warrants ("Warrants"). Thus, as a result of the debenture offering, investors received a total of 200,000 shares of Common Stock and
1,000,000 Stock Purchase Warrants and the placement agent received $120,000 cash, 220,000 shares of Common Stock and 120,000 Stock Purchase Warrants.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 9 - SUBORDINATED DEBENTURES (cont'd)

In connection with the debenture issuance, the Company agreed to file a registration statement with the SEC covering the underlying shares of common stock (including Unit Shares and shares underlying the notes and warrants). In the event that the registration statement is not declared effective by July 30,
2006, (180 days after issuance) then, as of the 1st of each month thereafter, the Company shall accrue penalties as follows: (1) the conversion price will be reduced by $0.05 per share, and (2) an additional 5% of the original number of warrants will be required to be issued. Additional, partially liquidated damages will apply for each trading day beyond the Legend Removal Date, until all restrictive legends are removed. In the event of a subsequent public offering by the Company, incidental "piggyback" Registration rights will be offered consistent with market conditions, and subject to approval and terms of an underwriter, on a `parri passu' ranking with other persons holding similar rights.

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

On September 30, 2006, the Company has not filed a registration statement with
SEC covering the underlying shares of common stock in connection with the debentures. The Company shall pay penalties as follows for each month (as of the first of every month) the securities are not registered: (1) The conversion price will be reduced by $0.05 per share (2) An additional 5% of the original number of warrants will be issued.

The notes were discounted for the relative fair value of the common stock and warrants issued with the notes, pursuant to APB 14 "Accounting for Convertible
Debt and Debt Issued with Stock Purchase Warrants". The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial
Conversion Features or Contingently Adjustable Conversion Ratios." The discount is being amortized over the life of the notes. Through September 30, 2006,
$330,174 was amortized to Financing Expenses.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 9 - SUBORDINATED DEBENTURES (cont'd)

The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility                     82.2%
Expected term in years                     4
Risk-free interest rate                4.435%
Expected dividend yield                    0%

Expected volatilities are based on the historical volatility of a similar company's common stock that has similar characteristic in terms of revenue and share price and other factors. The expected term of warrants granted is based on the term of the exercisable periods. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant.

Note 10 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party
-----------------------------------

Accounts receivable from related party represents amounts due from an entity owned by the Company's officer for equipment rental. Total related party accounts receivable amounted to $257,666 and $0 as of September 30, 2006 and
December 31, 2005, respectively.

Other receivables - related parties
-----------------------------------

Other receivables due from related parties represents amount due from the
Company's shareholders and officers for operating purpose, and due from other related operating entities, which are owned by the Company's shareholders or officers, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivables. As of September 30, 2006 and December 31, 2005, total receivables due from related parties were $320,925 and $8,201, respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 10 - RELATED PARTY TRANSACTIONS (cont'd)

Other payables - related party
------------------------------

Other payables due to related party represents amount due to an entity owned by the Company's officer, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not pay interest on these payables and they are included in the current portion of the payables. As of September 30, 2006 and December 31, 2005, total payables due to related party were $172,842 and $0, respectively.

Lease of office
---------------

On March 9, 2005, the Company signed an operating lease agreement with Mr.
Wenquan Yang, CEO of Lucky Star and Beijing Media, for the lease of the office space in Beijing. According to the agreement, the lease payment is approximately
$52,500, or RMB 420,000, per year. The agreement is renewable annually and the rental period was renewed to May 31, 2007. Rental expenses for the nine months ended September 30, 2006 and 2005 was $38,329 and $49,369, respectively.

Note 11 -- INVESTOR RELATIONS

On February 27, 2006, the Company issued 15,000 shares of Common Stock for investor relation services. The Company valued the issuance of such shares at
$4,500 and recorded a charge to Selling, general and Administrative expenses for the nine months ended September 30, 2006.

Note 12 -- BUSINESS COMBINATIONS

Dong Fang acquisition
---------------------

On December 18, 2005, the Company entered into a Master Agreement with the shareholders of Dong Fang Zheng Yi Film & TV Communication Co., Ltd. and Beijing
Dong Fang Zheng Yi Film Investment Consulting Co., Ltd. (collectively, "Dong
Fang Group") to acquire operation control and 70% ownership interest in Dong
Fang Group. Pursuant to the Master Agreement, the Company, contingent upon the results of due diligence, agreed to issue 6.2 million shares of its common stock to existing shareholders of Dong Fang Group and also agreed to pay $800,000 to such shareholders, while committing to invest another $1.6 million into Dong
Fang Group operations.

On March 31, 2006, the Master Agreement was rescinded, the shares are cancelled and the Company paid $500,000 payment made to Dong Fang Group for licensing fees for certain programming assets.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 12 -- BUSINESS COMBINATIONS (cont'd)

Beijing Media acquisition
-------------------------

On March 11, 2006, the Company entered into an agreement with the shareholders of Beijing Broadcasting and Television Media Co., Ltd. ("Beijing Media") to
acquire 70% ownership interest and operational control of Beijing Media.

Pro Forma

The following unaudited pro forma condensed income statement for nine months ended September 30, 2006 was prepared under Generally Accepted Accounting
Principles (United States) and as if the acquisition of Beijing Media had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred or which may be obtained in the future.

Sales                                   $  1,015,026
Cost of sales                                599,217
                                        ------------
Gross profit                                 415,809
Operating expenses                          (319,610)
Non-operating income                             214
Income tax                                   (38,424)
Minority interest                            (17,397)
                                        ------------
Net income                              $     40,592
                                        ============

Lucky Star acquisition
----------------------

On July 9, 2006, the Company entered into a definitive agreement to acquire 70%
of ownership interest in Beijing Lucky Star Century Advertisement Co. Ltd.
("Lucky Star").

Pro Forma

The following unaudited pro forma condensed income statement for nine months ended September 30, 2006 was prepared under Generally Accepted Accounting
Principles (United States) and as if the acquisition of Lucky Star had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred or which may be obtained in the future.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (Unaudited)

Note 12 -- BUSINESS COMBINATIONS (cont'd)

Lucky Star acquisition (cont'd)
----------------------

Sales                                   $    876,665
Cost of sales                                532,807
                                        ------------
Gross profit                                 343,858
Operating expenses                          (253,093)
Non-operating income                             152
Income tax                                   (30,003)
Minority interest                            (18,274)
                                        ------------
Net income                              $     42,640
                                        ============

Note 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Total interest payment of $40,000 and $27 were paid for the nine months ended
September 30, 2006 and 2005.

Total income tax payments of $22,033 and $2,043 were paid for the nine months ended September 30, 2006 and 2005.

Note 14 - MAJOR CUSTOMERS

For the nine months ended September 30, 2006, four customers accounted for approximately 83%, of the Company's sales, of which, one customer in HTM accounted for approximately 12% of the Company's sales, one customer in BHYIA accounted for approximately 53% of the Company's sales and two customers in
Beijing Media accounted for approximately 18% of the Company's sales. These customers accounted for approximately 24% of the Company's accounts receivable as of September 30, 2006.

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

Overview
--------

Navstar Media Holdings, Inc. ("the Company") owns majority interests in firms specializing in media content production and distribution in the People's
Republic of China ("PRC"), Beijing Broadcasting and Television Media ("Beijing
Media", Beijing Lucky Star Century Advertisement Company("Lucky Star") and
Navstar subsidiaries, Happy Times Media ("HappyTimes"), which is the process of being absorbed into Beijing Media and generate revenues through television program production and distribution and related advertising revenues generated from the broadcast of such programs, outdoor billboard advertising, organizing promotion events and merchandizing business for the PRC market.

On July 9, 2006, the Company entered into a definitive agreement to acquire 70%
of ownership interest in Beijing Lucky Star Advertising Company ("Lucky
Star").Founded in 1992, Lucky Star is engaged in advertising business in the following areas: TV commercials, newspaper, magazines, outdoor media. The purchase price is 2,800,000 shares of the Company's common stock. The Company believes Lucky Star will bring additional revenue and income to the Company and will supplement its advertising capabilities.

On July 30, 2006, the subordinated debenture of $1,000,000 was extended till
November 30, 2006 with its conversion price adjusted to $0.40 and warrant price adjusted to $0.50 per shares. In addition, there is an increase of 20% of the principal and additional 20% warrants issued to the debenture holders.

On September 30, 2006, the Company through its subsidiary and its exclusive agent signed an agreement with CCTV Shopping Company, Ltd., the TV shopping arm of the state monopoly TV network to apply for special permits from the 2008
Olympic Committee for selling 2008 Olympic Games products over a jointly developed TV shopping program as a start to launch a nation-wide TV shopping program in China. According to the State Statistics Bureau of China, TV shopping in China constitutes less than approximately 0.1% of the national retail sales, which reached US$850 billion in 2005. Retail sales have been growing at approximately 10% per year for the last four years with accelerating growth.
There is no national leader in the TV shopping market in China. In more developed countries, the TV shopping share of the total retail shares is many times higher than in China. The Company currently produces TV shopping related
TV programs for CCTV and the Company intends to break into the nascent TV shopping market in China and open up a major source of revenues and income.

Results of Operations for Three Months Ended September 30, 2006 versus September
30, 2005
-------------------------------------------------------------------------------

For the three months ended September 30, 2006, the Company's revenues were
$1,296,213,an increase of 415,234 or 47%, from $880,979 for the three months ended September 30, 2005. The increase reflected a newly launched Stat Beijing and other programs as well as additional income from Lucky Star, offsetting the reduced sales due to the discontinuation of the movie channel program.

Costs of sales were $1,115,515, an increase of $789,267, or 242%, from $326,248 for the same period in 2005. The increase was mostly related to expanded effort on merchandizing and costs related to Happy Times operations being absorbed into
Beijing Media plus higher costs with respect to sold programming due to the discontinuation of the movie channel program.

Gross profits were $180,698 for the three months ended September 30, 2006, an decrease of $374,033, or 67%, from $554,731 from the same period in 2005. This decline in gross profit margin is largely due to gross margin reduction for TV production caused by the discontinuation of the movie channel program.

Selling, general and administrative expenses increased $182,090 or 59%, to
$492,526 for the three months ended September 30, 2006 compared to $310,435 the same period last year, largely due to increased staff and administrative costs related to the acquisition of Lucky Star and Beijing Media. Financing expenses of $235,944 were separately reported for 2006 to highlight the costs associated with the convertible debenture. The Company incurred a loss of $311,828 from operations versus an income of $244,296 in the same period last year. The loss in 2006 was largely due to financing and general and administrative costs related to the operating of a public entity, of which some are one time costs.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $472,019 or $0.019 per share versus a loss of $305,138, or
$0.014 per share in the prior year. At September 30, 2006, there were 26,835,009 shares outstanding.

Results of Operations for Nine months Ended September 30, 2006 and 2005 versus
September 30, 2005
------------------------------------------------------------------------------

For the nine months ended September 30, 2006, the Company's revenues were
$3,244,303, an increase of $1,631,338, or 101%, from $1,612,965 for the nine months ended September 30, 2005. The increase reflected contributions made in program and advertising revenues, including those from Lucky Star, offsetting the reduced sales due to the discontinuation of the movie channel program.

Costs of sales were $2,769,556, an increase of $2,051,325, or 286%, from
$718,231 for the same period in 2005. The increase was mostly related to high advertising costs as a percentage of sales for the World Cup Soccer Game contract and higher costs with respect to sold programming due to the discontinuation of the movie channel program. Cost of sales associated with revenues generated by Lucky Star also contributed to the increase of the
Company's cost of sales for the nine months ended September 30, 2006.

Gross profits were $474,747 for the nine months ended September 30, 2006, a decrease of $419,987, or 47%, from $894,734 from the same period in 2005. The decrease in gross profits was caused by the high advertising costs as a percentage of sales for the World Cup Soccer Game contract and a decline in gross margin for TV production caused by the discontinuation of the movie channel program, partly offset by the gross profit contributed by Lucky Star.

Selling, general and administrative expenses increased $385,548 or 57%, to
$1,057,969 for the nine months ended September 30, 2006 compared to $672,421 the same period of last year. This largely reflects increased administrative costs at the parent level associated with operating a public entity, including professional services, travel and filing costs, plus expenses from the operation of Lucky Star. The finance cost for this period was $596,444.

The Company incurred a loss of $583,222 from operations versus income of
$222,313 in the same period last year, largely due to financing and general and administrative costs as well as professional service costs related to acquisitions and other costs related to the operating of a public entity, of which some are one time costs. Additional costs were incurred in the preparation of the launching of a TV shopping program.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $1,177,681 or $0.051 per share versus a loss of $315,439 for the 2005 period, or $0.015 per share. At September 30, 2006, there were
26,835,009 shares outstanding.

Subsequent Events

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's operating activities required the use of more cash for the nine months ended September 30, 2006 versus the same period 2005. This is a direct reflection of the increased additional costs, including professional fees, associated with operating a public company. Investing activities used $495,333 of cash, with the primary use related to the payment of licensing fees in the amount of $530,336 during the period. Additions to equipment were exceeded by depreciation charges for the quarter, leaving balances in the equipment accounts relatively stable. The issuance of convertible debentures provided gross proceeds of $1,000,000 during the 2006 period, contrasted with stock subscriptions paid and loans to shareholders made during the 2005 period. The convertible debentures were extended to the end of November, 2006 with a reduction of the conversion price to $0.40 from $1.00 and warrant exercise price reduced to $0.50 from $1.25 and a bonus of 20% on the principal amount. The
Company is in the process of raising additional capital to invest in TV shopping operation and growth and to pay off the loan and is in discussion with the note holders for conversion and further extension.

Historically, the Chinese subsidiaries have been self-sufficient with respect to liquidity and capital requirements. Thus, the primary demand for cash relates to operating the public holding company within the United States. In addition, the
Company may also need additional capital infusions to expand its TV shopping and other operations in China.

The Company had $502,221 in cash on September 30, 2006, versus $195,578 on
December 31, 2005. The company is also working with certain strategic partners as well as its investment bankers to secure additional financing to increase working capital.

Inflation has not been a factor during the nine months ending September 30,
2006.

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

Dated: November 17, 2006

/s/ Steve Sun
-----------------------
Steve Sun
Chief Executive Officer