Form 10KSB
period 2006-12-31
Navstar Media Holdings, Inc.
filed 2007-04-02
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to _____________________


                        Commission file number 000-50340

                          NAVSTAR MEDIA HOLDINGS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      75-2980786
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



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

                         Common stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2006 were $2,300,276.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed fiscal year-end (December 31, 2006) is $6,205,540 based upon the closing sale price of $0.23 per share on December 31, 2006.

As of December 31, 2006, there were 26,980,609 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes: [ ] No: |X|

                                TABLE OF CONTENTS
                         TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2006

PART I                                                                      Page
-------                                                                     ----
Item 1.       Description of Business                                         5
Item 2.       Description of Property                                        18
Item 3.       Legal Proceedings                                              18
Item 4.       Submission of Matters to a Vote of Security Holders            18

PART II
Item 5.       Market for Common Equity and Related Stockholder Matters       18
Item 6.       Management's Discussion and Analysis or Plan of Operation      20
Item 7.       Financial Statements                                           25
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                     25
Item 8A.      Controls and Procedures                                        25
Item 8B.      Other Information                                              28

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              28
Item 10.      Executive Compensation                                         32
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     34
Item 12.      Certain Relationships and Related Transactions                 34
Item 13.      Exhibits                                                       34
Item 14.      Principal Accountant Fees and Services                         35





                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

As used in this Form 10-KSB, unless the context requires otherwise, "we" or "us" or the "Company" means Navstar Media Holdings, Inc. and its subsidiaries.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Navstar Media Holdings, Inc. ("Navstar" or the "Company") is a United States based corporation that owns 100% of Navstar Communications Holdings, Ltd, a Hong Kong company, which in turns owns majority interests in firms specializing in media content production and distribution in the People's Republic of China ("PRC"). Navstar subsidiaries generate revenues through producing television serials and other programs for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs, and other media and broadcasting production ad management services.

CORPORATE HISTORY

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, ("NCHL") was originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. (HTM.) During 2005, NCHL increased its ownership interest in HTM to 70%. Based on an agreement with the original shareholders and management of HTM, on December 27, 2006, the Company reorgaanized its content productions by absorbing useful and non-redundant assets of Happytimes into Beijing and spun off Happytimes with its liabilities to its original shareholders with no additional consideration paid to them and HTM ceased to be a subsidiary of the Company.


Navstar Media Holdings, Inc. ("Navstar" or the "Company") was incorporated on January 28, 2002 as Premier Document Services, Inc. (OTCBB: PDSV), a Nevada corporation, which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, the Company acquired 100% of the capital stock of NCHL. Prior to the Merger, no director, officer or affiliate of the Company had any material relationship with any director, officer or affiliate of NCHL. Upon completion of the merger the officers and directors of Premier resigned and were replaced by the Company's current management team and board of directors.

As a result of the Merger and a simultaneous forward stock split, 19,000,009 shares of the Company's Common Stock were issued to the shareholders of NCHL. As of December 31, 2006, there were 26,980,609 shares of Common Stock of the Company outstanding.

The Company's common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB.

DESCRIPTION OF NAVSTAR'S BUSINESS

Navstar exists as a holding company for various media companies that serve the PRC market. Consistent with PRC regulations, the Company's ownership percentage of its PRC-based subsidiaries is limited to seventy percent (70%.) Products of the Company's subsidiaries include production and distribution of television programs and movies, and advertising through TV commercials, newspapers, magazines and outdoor media. One hundred percent of the Company's revenues come from these media sources.

BEIJING BROADCASTING AND TELEVISION MEDIA CO., LTD


Beijing Broadcasting and Television Media Co., Ltd ("Beijing Media") is a media content production and distribution company located in the People's Republic of China ("PRC"). Beijing Media generates revenues through producing television series and movies for the PRC market, TV syndicated programming production and other media and broadcasting production and management services.

BEIJING LUCKY STAR CENTURY ADVERTISEMENT CO. LTD.

Beijing Lucky Star Century Advertisement Co. Ltd. ("Lucky Star") was established on October 20, 2001 in Beijing, the People's Republic of China ("PRC"). Lucky Star is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. The Company principally engages in the advertising business in TV commercials, newspapers, magazines, and outdoor media in China.

CONTENT PRODUCTION

Content production is performed at the Beijing Media Production Center ("Production Center") in Beijing. Its capabilities include film creation, scene filming and post-production editing. Currently, Beijing Media produces various TV programs for CCTV, BTV and several other major TV channels in China. In addition to TV programs, the Production Center has produced a large number of TV advertisements, product promotion programming and related public relations services. Beijing Medias production team utilizes advanced post visual/audio production equipment, enabling provision of an integrated service to customers, including screen shoots, broadcasting and post visual/audio production.

SALES AND DISTRIBUTION

Navstar subsidiaries sell and distribute its media content throughout the PRC to various provincial television authorities and the nationwide China Central Television (CCTV.) Primary offices for its operating subsidiaries are located in Beijing, with selling efforts engaged in throughout the country. Currently, Navstar subsidiaries only sell to customers in PRC.

CONCENTRATION OF CUSTOMERS

As of December 31, 2006, Navstar subsidiaries sell their entire output of media content production to various governmental broadcasting organizations within the PRC. The primary buyer is CCTV, followed by the various provincial broadcasting authorities. Because of the credit-worthiness of these governmental customers, there is a high level of confidence in the collectibility of outstanding receivables. The loss of any specific customer, including CCTV, could have a material adverse effect on the financial performance of one or all of Navstar's subsidiaries.

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

One of Navstar's strategies is to acquire larger, more successful integrated producers, in an attempt to become a nationwide provider of quality content and other related services. While we were able to execute on this strategy in the past, there can be no guarantee that we will be able to acquire or negotiate successfully such companies in the future.

PRIVATE TELEVISION PRODUCTION COMPANIES

In terms of program provision, Navstar primarily competes with existing private program providers for the various TV stations and networks and with distributors of overseas films. The industry is fragmented and most are small operators and regionally-based.

STATE-OWNED TELEVISION COMPANIES

Currently, Navstar's main competitors are state-owned entrenched companies. The key state-owned program providers are TV Department of CRI (subordinated to State Ministry of Radio, Film and Television) and Audio-Visual Center of Xinhua News Agency. These providers specialize in international and domestic news. This is a tightly state-controlled sector that has not demonstrated a history of profitable operations. Navstar is not in the television news business and, as such, do not consider these providers to be full competitors. The large state-owned content producers such as CCTV, CCID TV and Perspective Orient (Hunan TV& Broadcast Intermediary), focus primarily on IT and Financial News programming, also Hengyi TV and Guanghua Film & TV.

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

GOVERNMENTAL REGULATION

Our Company operates from facilities that are located in the People's Republic of China. Accordingly, we must conform to the governmental regulations and rules of China. In the case of media content produced for viewing in China, stringent rules have been put in place by the government to ensure the cultural and political appropriateness of films and shows. The Company must carefully obey these rules so that it may continue to produce and distribute its content within the Chinese market. To the extent that the Company violates these rules and regulations, it is possible that major, state-owned customers will decline to continue purchasing the Company's content. Such an event could have a materially adverse on the operations of the Company and on its future prospects. Following is a general discussion of the unique characteristics of the Chinese market

DOING BUSINESS IN CHINA AND GOVERNMENT REGULATIONS IN CHINA
-----------------------------------------------------------

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

Our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

THE CHINESE LEGAL SYSTEM

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations.

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

Similarly, the People's Republic of China accounting laws mandate accounting practices, that are not consistent with U.S. generally accepted accounting principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate Financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. generally accepted accounting principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise's financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with auditing standards of the Public Company Accounting Oversight Board.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. All business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

EARNINGS AND DISTRIBUTIONS OF THE FIE'S

Foreign-Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises. Article 19 of the People's Republic of China Wholly Foreign Owned Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.


Because our Chinese businesses are controlled foreign corporations, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

     o Those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

     o    Increases in those companies' earnings invested in certain U.S.
          property.

Based on the current and expected income, assets, and operations of Chinese businesses, we believe that it will not have significant U.S. federal income tax consequences under the controlled foreign corporation rules.

POLITICAL AND TRADE RELATIONS WITH THE UNITED STATES

Political and trade relations between the United States and Chinese governments within the past five years have been volatile and may continue to be in the future. Issues surrounding the sovereignty of Taiwan remain within the public discourse. While none of these events have had a direct connection to our organization, other issues, including the protection of intellectual property rights within China and sensitivity to technology transfers from the United States to China have closer potential connection to the Company's operations. There can be no assurance that the political and trade ramifications of these issues or the emergence of new issues will not cause future difficulties for our operations within China.

ECONOMIC REFORM ISSUES

Ever since the reform began 27 years ago, the Chinese government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Now most of the Chinese economy is market driven. However, there are no assurances that:

     o    We will be able to capitalize on economic reforms;

     o The Chinese government will continue its pursuit of economic reform policies;

     o    The economic policies, even if pursued, will be successful;

     o    Economic policies will not be significantly altered from time to time;
          and

     o Business operations in China will not become subject to the risk of nationalization.

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

CURRENCY CONVERSION AND EXCHANGE

The currency in China is designated as the Renminbi. Although the Renminbi/United States dollar exchange rate has been relatively stable in the past two years and recently the Renminbi has been steadily gaining against the dollar, there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not sharply appreciate or depreciate against the United States dollar.

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

RISK FACTORS:

     An investment in our common stock involves a high degree of risks. You should carefully consider the risk factors described below, together with all other information in this prospectus before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

     Forward-Looking Statement Risks - The discussion of the business and industry of our company contains various forward-looking statements within the meaning of applicable federal securities laws and are based upon our company's current expectations and assumptions concerning future events, which are subject to many risks and uncertainties that could cause actual results to differ materially from those anticipated.

The Company has a Limited Operating History and it is difficult to evaluate it operating performance

     The Company began offering its products and services under Happytimes Media Ltd. in Beijing in 1998. Accordingly, it has a limited operating history upon which investors can evaluate its performance. In addition, the Company's senior management and employees have worked together for only a short period of time. As an early stage company in the China media market, the Company faces numerous risks and uncertainties. Some of these risks relate to its ability to:

     o increase advertising revenues and successfully build content production and distribution services businesses, given the early stage of development of the China media industry;

     o maintain current and develop new, strategic relationships to increase revenue streams, as well as product and service offerings, and

     o control costs associated with the operations, new project launches and being a public company.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

      In general, the media business in China is intensely competitive and highly fragmented. We compete with various companies, many of which are developing or can be expected to develop products similar to ours. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. . For example, Shanghai Media, one of the largest state-owned media companies, have much more resources and capital than we do and may be favored by the government. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

     The Company derives a significant portion of its revenue from the production and sale of made-for-TV programs. The ability of the Company to generate and maintain significant revenues will depend upon its products and distribution partners' products being attractive to its users and to advertisers. The quality of its productions and the ability of the Company's distribution network will determine revenue growth. Currently, the two largest customers are CCTV and Beijing TV, CCTV being the national TV network monopoly and Beijing TV the local monopoly in Beijing. Both of them are state-owned. The Company strives to broaden its customer base. But it is difficult to predict how successful this effort can be given the current market strcuture.

Operating Results May Differ From Market Expectations and Fall below your Expectations.

     The Company's annual and quarterly operating results may vary significantly in the future, due to a number of factors which could have an adverse impact on the Company, such as a reliance on media, expansion costs, acquisition costs and financing costs. The Chinese media industry is in an early stage of development and future growth of the industry and the Company is not known and the Company will continue to be subject to government regulations that may change at any time or without notice.

     It is anticipated that year-to-year and quarter-to-quarter comparisons of the Company's operating results will not be a good indication of its future performance. It is likely that in some future quarter(s), operating results will be below the expectations of public market analysts and investors. In this event, the trading price of the Company's common stock may fall.

The Success of the Company is Dependent upon Content Providers.

     In addition to the Company's own production, success depends significantly on relationships it customers that may continue to pay for its production content and with leading global content producers for licensing or distributing their products. Competitors may seek to establish the same relationships as the Company, which may adversely affect Navistar and/or its subsidiaries. The Company may be unable to maintain these relationships or replace them on commercially attractive terms.

The Company depends on certain key executives and employees and business may be disrupted if it loses the services of key executives and employees.

     The future success of the Company is heavily dependent upon the continued service of its key executives and management employees. The Company will be dependent on the expertise of key management and on their relationships with the relevant regulatory authorities, customers and suppliers. If one or more of these key executives and employees are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them and it may face significant difficulties. Each of the executive officers of Navistar and its subsidiaries has entered into an employment agreementconfidentiality, non-compete and non-solicitation. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. In addition, the Company does not and does not intend to maintain key-man life insurance for any of its key executives. As such, the loss of key personnel may significantly impact the performance of the Company in the future.

The Company will need Additional Management in order to meet Growth Expectations

     The Company has an aggressive growth strategy. This growth strategy is subject to matters beyond management's control including, but not limited to, general economic conditions, launching new product initiatives, and attracting qualified personnel. The success of its growth strategy will depend in part on the Company's ability to observe and manage its future growth, if any. To do so, the Company will be required to add personnel, expand and integrate its management information and accounting control systems and carefully monitor and control its operating expenses. If the Company is unable to manage its growth effectively, its operating results could be adversely affected.

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

     As its customer base increases, the demands of the audience/customers will require the Company to increase the investment in its facilities and other areas of operation. If the Company is unable to manage its growth and expansion effectively, the quality of its services could deteriorate and business may suffer. The future success of the Company will depend on, among other things, its ability to:

     o adapt its services and maintain and improve the quality of its products and services;

     o continue training, motivating and retaining its existing employees and attract and integrate new employees; and

     o develop and improve its operational, financial, accounting and other internal systems and controls.

The Company may not be able to obtain additional capital on acceptable terms.

     The Company intends to use the proceeds of its fund raises to fund acquisitions, expand into new areas of media, for working capital, and for other general corporate purposes. Although it is anticipated that additional funding will be required to achieve the projected growth estimates, if growth occurs at a more rapid pace than projected, additional funding beyond may be required. No assurance can be made that the Company will be able to obtain additional financing (if required), or that such financing can be obtained on conditions favorable to the Company and its shareholders. The Company may have to accept financing on terms undesirable to the Company and ist shareholders from time to time.

There are risks associated with the Company's strategy of expansion through internal growth

     The Company intends to follow a strategy of dual expansion, through internal organic growth and external acquisitions. Even though internal organic growth may seem to be less risky as compared to acquisitions, it may still carries many risks with the key risk being whether such internal growth is achievable with its existing talent pool and wehther such internal growth can be well managed and focused so as to benefit the long gorwth goals of the Company. The ability of current maanagement to enter into new areas of growth and expansion by relying on its existing resources can also be a challenge given the lack of experience and expertise in such fields.

There are risks associated with the Company's strategy of expansion through acquisitions, each of which may result in a material adverse effect on its operating or financial performance.

     The Company is in the process of acquiring other operating entities and intends to actively identify and acquire additional assets, technologies and businesses in the future that are complementary to its existing core media business. Such selection of acquisition targets may be flawed caqusing financial and damages to the Company's operations. These acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions the Company decides to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. In additiona, the Company may have significant problems integrating and digesting such acquisition targets even after successful initial acquisitions, producing negative impact on the Company's business operqations and performance.

The Company is Dependent on its Distributions for its Cash Needs

     The Company may have to rely on dividends and other distributions on equity paid by its subsidiaries to fund any cash requirements the Company may have. Navstar is a holding company with no operating assets other than investments in Chinese operating entities. Furthermore, dividends received from subsidiaries would be subject to taxation in China and the United States. Lastly, the Company may not be able to obtain cash from distributions to the extent that such distributions are restricted or may become restricted by PRC law or future debt covenants.

Intellectual property is important to the Company's Success and any unauthorized use of intellectual property by third parties may adversely affect the Company.

     The Company regards its copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to its success. Unauthorized use of intellectual property by third parties may adversely affect its business and reputation. The Company relies on trademark and copyright law, trade secret protection and confidentiality agreements with its employees, customers, business partners and others to protect its intellectual property rights. Despite its precautions, it may be possible for third parties to obtain and use the Company's intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in media and internet-related industries is uncertain and still evolving. In particular, the laws of the PRC and other countries may not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. As a result, future litigation could result in substantial costs and diversion of resources from protecting the Company's intellectual property.

Navstar's profitability is highly dependent on the program ratings received by the channel with which it works.

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

The Company is Dependent on Thrid Party Partners and Contractors for Delivering its Future Services

     In case of a launch of its TV shopping operations, the Company will depend on thrid party service providers to deliver and/or process TV shopping orders and on the production of such products. The Company cannot control their service and production and these thrid parties' unsatisfactory performance of their obligations towards the Company may cause negative impact on the Company's relationship with its customers.

CHINA RELATED RISKS

There Are Risks Associated with Conducting Business in China.

     The Company faces risk related to changes in the policies of the Chinese government that could have a significant impact upon the business the Company may conduct in China and this may impact the profitability of the Company.

     The economy of China is in a transition from a planned economy to a market-oriented economy. Policies of the Chinese government may have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of market economy, under socialism. It is anticipated that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. Although it appears this trend will continue, there can be no assurance that this will be the case. A change in policies by the Chinese government could adversely affect the Company's interests through changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China's political, economic and social life.

     The PRC laws and regulations governing the Company's current business operations and contractual arrangements are uncertain, and if it is found to be in violation, it could be subject to sanctions. In addition, any changes in such PRC laws and regulations may have a material and adverse effect on its business.

     A slowdown or other adverse developments in the PRC economy may materially and adversely affect its customers, demand for its services and its business. All of the Company's operations are conducted in the PRC and all of its revenue is generated from sales to businesses operating in the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that such growth will continue.

The PRC's economic, political and social conditions, as well as government policies, could affect its business.

     The Company's assets and operations are located in China and all of its revenue is derived from its operations in China. Accordingly, the Company could be adversely impacted by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

     The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

     o    structure;
     o    level of government involvement;
     o    level of development;
     o    level of capital reinvestment;
     o    growth rate;
     o    control of foreign exchange; and
     o    methods of allocating resources.

     Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. The Company cannot predict what effects that economic reform and macroeconomic measures adopted by the Chinese government will have on the business or operational results.

Uncertainties in the PRC Legal System could limit the legal protections available to the Company.

     The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The Company's PRC operating subsidiaries, Happytimes and DFZY, are foreign owned enterprises, which are incorporated in mainland China and owned by its indirect subsidiary, Navistar. Hong Kong is subject to laws and regulations applicable to foreign investment in mainland China. However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protection available to the Company and other foreign investors, including investors in our Company. It is difficult to predict the impact of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

     The PRC legal system is based upon written statutes. Prior court decisions may be cited for reference; however, these rulings are not binding on subsequent cases and have limited value as precedents. Since 1979, the PRC legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, the PRC has not developed a fully integrated legal system and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in the PRC. These laws and regulations are relatively new, and the limited volume of published decisions. The non-binding nature, interpretation and enforcement of these laws and regulations involve numerous uncertainties. In addition, published government policies and internal rules may have retroactive effects and, in some cases, the policies and rules are not published at all. As a result, the Company may not be aware of its violation of these policies and rules until after rulings have gone into effect. The laws of the PRC govern the contractual arrangements of the Company with its affiliated entities. The enforcement of the contracts and the interpretation of the laws governing these relationships are subject to uncertainty.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

     At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

There is a risk that Inflation could slow economic growth in China.

     While the Chinese economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and result in rising inflation. If prices for the Company's products rise at a rate slower than the rise in the costs of supplies, it will have an adverse effect on profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such a policy can lead to a slowdown in economic growth. In October 2004, the People's Bank of China, China's central bank, raised interest rates for the first time in nearly a decade and suggested in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated increases in interest rates by the central bank will likely slow economic activity in China which could, in turn, materially increase Company expenses and reduce demand for its products.

The dividends and other distributions on equity Navstar may receive from its subsidiaries or other payments it may receive from future strategic partners are subject to restrictions under PRC law or agreements that these entities may enter into with third parties.

     Navstar relies on dividends and other distributions on equity paid by its subsidiaries and from future service fees from its strategic partners. If any of the subsidiaries incurs debt in the future, the instruments governing the debt may restrict the subsidiaries ability to pay dividends or make other distributions to us. In addition, PRC law requires that payment of dividends by subsidiaries that are incorporated in China can only be made out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, those subsidiaries are also required to set aside a portion, of up to 10% of their after-tax net income each year to fund certain reserve funds, and these reserves are not distributable as dividends. Any limitation on the payment of dividends by its subsidiaries could materially adversely affect Navstar's ability to grow, fund investments, make acquisitions, pay dividends, and otherwise fund and conduct business.

The Company may experience risks associated with currency exchange losses.

     Although a majority of the Company's revenue is denominated in Renminbi, its reporting currency is the U.S. Dollar. The Company's revenue and earnings are expressed in its U.S. Dollar financial statements and will decline in value if the Renminbi depreciates relative to the U.S. Dollar. Very limited hedging transactions are available in China to reduce its exposure to exchange rate fluctuations. To date, the Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign currency exchange risk. While the Company may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and it may not be able to successfully hedge its exposure, if at all. In addition, the Company's currency exchange losses may be magnified by PRC exchange control regulations that restrict its ability to convert Renminbi into U.S. Dollars.

Investors may experience difficulties in effecting service of legal process and enforcing judgments against Navstar and its management.

     Although the Company is incorporated in the State of Nevada, a significant portion of its assets are located in the PRC. As a result, it may be difficult for investors to enforce any actions brought against the Company outside the United States including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, several of the Company's executive officers are non-U.S. residents and many of the assets of these persons are located outside of the United States. As a result, it may not be possible to effect service of process within the United States upon these executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China, or elsewhere outside of the United States of judgments of a court of the United States or any other jurisdiction, including judgments against the Company or its directors and executive officers, may be difficult or impossible. The Company has been advised by its PRC counsel that enforceability in the PRC is questionable, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

FOREIGN EXCHANGE CONTROL RISKS

Government control of currency conversion may adversely affect the Company's financial condition and results of operations.

     The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives substantially all of its revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company's ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

     The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy its currency demands, it may not be able to pay certain expenses in a timely manner.


The fluctuation of the Renminbi may materially and adversely affect your investment.

     The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

     Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

     Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

     In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Restrictions on foreign currency exchange may limit the Company's ability to obtain foreign currency or to utilize Revenue effectively.

     Substantially all of the Company's revenue and operating expenses are denominated in Renminbi. The Renminbi is freely convertible under the "current account", which includes dividends, trade and service related foreign exchange transactions. However, it is not freely convertible under the "capital account", which includes foreign direct investment.

     Currently, the Company's subsidiaries may purchase foreign exchange for settlement of "current account transactions", including payment of dividends, without the approval of the State Administration for Foreign Exchange, or SAFE. Such subsidiaries may also retain foreign exchange in their current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. The relevant PRC governmental authorities may limit or eliminate the Company's ability to purchase and retain foreign currencies in the future.

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

REGULATORY RISKS

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

     In recent years, the PRC government has begun to enact laws and regulations applicable to Internet-related services and activities, many of which are relatively new and untested and subject to future changes. In addition, various regulatory authorities of the central PRC government, such as the State Council, the MII, the State Administration of Industry and Commerce, or SAIC, the State News and Publication Administration, or SNPA, and the Ministry of Public Security, are empowered to issue and implement regulations to regulate certain aspects of Internet-related services and activities. See "Regulation." Furthermore, some local governments have also promulgated local rules applicable to Internet companies operating within their respective jurisdictions. As the Internet industry itself is at an early stage of development in China, there will likely be new laws and regulations adopted in the future to address issues that arise from time to time. As a result of the foregoing, substantial uncertainties exist regarding the interpretation and implementation of current and future PRC Internet laws and regulations. While Navstar believes that is in compliance with all applicable PRC laws and regulations currently in effect, it cannot assure investors you that it will not be found in violation of any current or future PRC laws and regulations due to these substantial uncertainties.

Risks Related to the Company's Common Stock

To Fulfill its long term business plan the Company will need additional funding.

     The continued growth of the Company and the successful completion of the acquisition of DFZY is dependent upon its ability to raise capital from outside sources. The Company may be unable to obtain necessary financing on a timely basis and on acceptable terms, and its failure to do so may adversely affect its financial position, competitive position, growth and profitability. Its ability to obtain acceptable financing at any time may depend on a number of factors, including:

     o    The Company's financial condition and its result of operations;

     o    The condition of the PRC economy and the media industry in the PRC;
          and

     o Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

Continued growth will heighten the need for effective controls and management of Navstar's growth.

     If the Company's business and markets grow and develop, it will be necessary for it to finance and manage expansion in an orderly fashion. This growth will lead to an increase in the responsibility of existing personnel, the hiring of additional personnel and the expansion of its scope of operations. There can be no assurance that it will be able to raise the required financing or control and manage its future growth.

Officers and Directors may together have certain controls of the decisions of the Company.

     Officers, directors and affiliates of the Company have control of certain aspects of the Company through stock ownership and the position(s) they hold. The interest of the Officers and Directors and the key shareholders may differ from other shareholders. The Company intends to retain any future earnings for use in the operation and expansion of its business. The Company does not expect to pay any cash dividends in the foreseeable future; however, the officers and directors will review this policy as circumstances dictate.

If an active trading market for the Company's Shares does not develop, the price of the Shares may suffer and may decline below the offering price.

     The Company's common stock is now listed on the over-the-counter Bulletin Board (OTCBB). There is currently a limited trading market for its common stock and it is not known if any trading market will ever develop. As such, it may be difficult to sell shares due to the absence of a trading market.

     In addition, broker-dealers that recommend the Company's common stock to customers or qualifying investors must follow special sales procedures, including getting the purchaser's written consent prior to the sale. The common stock is also subject to the "penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale. These requirements may further limit the investor's ability to sell his/her shares.

Future sales of restricted shares may have an adverse impact on the market price of the Company's Shares.

     The Company may issue additional shares of Common Stock from time to time to raise additional capital for its growth and operation purposes. The sale of such shares of the Common Stock to be issued in the future create additional downward pressure on the market price for the Common Stock.

Stock prices of Media-related companies have fluctuated widely in recent years, and the trading prices of Navstar's Common Stock is likely to be volatile, which could result in substantial losses to investors.

     The market price of the Company's common stock could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, quarterly operating results of other publicly-held media-related businesses, trading volume of the common stock, changes in general conditions in the economy and the financial markets or other developments affecting competition of the Company. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to its operating performance and could have the same effect on its common stock.

                Special note regarding forward-looking statements

     This report contains forward-looking statements. These statements relate to our growth strategy and our future financial performance, including our operations, economic performance, financial condition and prospects, and other future events. We generally identify forward-looking statements by using such words as "anticipate," "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "seek", "should", "will", or variations of such words or other similar expressions and the negatives of such words. These forward-looking statements are only predictions and are based on our current expectations.

     In addition, a number of known and unknown risks, uncertainties and other factors could affect the accuracy of these statements, including the risks outlined under "Risk factors" and elsewhere in this prospectus. Some of the more significant known risks that we face are uncertainty regarding market acceptance of our products and services and our ability to generate revenue or profit. Other important factors to consider in evaluating our forward-looking statements include:

     >> our possible inability to execute our strategy due to changes in our industry or the economy generally;
     >> our possible inability to execute our strategy due to changes in political, economic and social conditions in the markets in which we operate;
     >>   uncertainties associated with currency exchange fluctuations;
     >> changes in laws and regulations governing our business and operations or permissible activities;
     >>   changes in our business strategy; and
     >>   the success of our competitors and the emergence of new competitors.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. Any or all of our forward-looking statements in this prospectus may turn out to be inaccurate. We have based these forward-looking statements on our current expectations and projections about future events and financial, political and social trends and assumptions we made based on information currently available to us. These statements may be affected by inaccurate assumptions we might have made or by known or unknown risks and uncertainties, including the risks and uncertainties described in "Risk factors." In light of these assumptions, risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur as contemplated and actual results could differ materially from those anticipated or implied by the forward-looking statements.

     Forward-looking statements contained herein speak only as of the date of this prospectus. Unless required by law, we undertake no obligation to update publicly or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this prospectus. See "Where you can find more information."


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's subsidiaries lease space for production and office activities, including from state-owned enterprises. Some of the Companies leases include the use of CCTV production resources and facilities. In the United States, the Company does not lease any facilities, relying instead on home offices of Officers and temporary meeting facilities at our law firm.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock was initially listed on Over the Counter Bulletin Board (OTCBB) as of November 2, 2004. The following table sets forth the high and low bid information for the Common Stock for each quarter since the listing commenced.

                                     TABLE 1

                       QUARTERLY COMMON STOCK PRICE RANGES

QUARTER ENDED                                       HIGH           LOW
December 31, 2005                                  $ 9.50         $0.25
March 31, 2006                                     $ 0.93         $0.90
June 30, 2006                                      $ 0.35         $0.35
September 30, 2006                                 $ 0.35         $0.22
December 31, 2006                                  $ 0.54         $0.23

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2006, there were approximately 130 stockholders of record of our Common Stock.

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

SALES OF UNREGISTERED SECURITIES

On January 31, 2006, the company issued $1,000,000 of 8% Convertible Subordinated Debentures ("Notes") in the form of forty $25,000 units. The proceeds will be used for working capital and acquisition purposes.

On January 31, 2006 we issued $1,000,000 of 8% Convertible Subordinated Debentures ("Notes"), convertible into shares of the Company's common stock at a price of $1.00 and with a maturity date of 180 days from the Notes issuance, in the form of forty $25,000 units. Each unit includes the face value of Notes ($25,000), plus 5,000 shares of Common Stock of the Company (`Unit Shares") and 25,000 Stock Purchase Warrants ("Warrants"). The Warrants will be exercisable, in whole or in part, for four years from the date of initial funding and shall enable the holder to purchase shares of our Common Stock at the lower of $1.25 per share or the exercise price stipulated for any subsequent capital raise completed within 180 days of the closing of the offering. These Notes were extended on July 31, 2006 for a four (4) month period with an increase of US$200,000 in principal as a bonus payment to the Note holders as well as arrant and reduced conversion price of the Notes at US$0.40 and reduced warrant exercise price at US$0.50. These Notes were again extended for another four (4) months till April 30, 2007 with the conversion price further reduced to US$0.20 and warrant exerciwe price reduced to US$0.30.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company's control, including adverse changes in economic, political and market conditions, losses from the Company's market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company's actual results will not differ materially from any results expressed or implied by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

OVERVIEW

Navstar Media Holdings, Inc. ("the Company") owns majority interests in firms specializing in media content production and distribution in the People's Republic of China ("PRC"). Navstar subsidiaries generate revenues through television program production and distribution and through advertising revenues generated the broadcast and distribution of such programs, outdoor billboard advertising and other media and broadcasting production and management services.

On March 11, 2006, the Company entered into an agreement with the shareholders of Beijing Broadcasting and Television Media Co., Ltd ("Beijing Media") to acquire 70% ownership interest and operational control of Beijing Media, a media content production and distribution company located in Beijing, PRC. Pursuant to the agreement, the Company issued 2,400,000 shares of its common stock to the existing shareholders of Beijing Media, of which 900,000 shares were to be returned and cancelled if certain condition were not met. In June 2006, the Company waived the requirement to meet the conditions. The consolidated 2006 financial statements of the Company as presented in this Report include the results of Beijing Media for a period of nine months from April to December.

On July 9, 2006, the Company entered into a definitive agreement to acquire 70% of ownership interest in Beijing Lucky Star Advertising Company ("Lucky Star"). Founded in 1992, Lucky Star is engaged in advertising business in the following areas: TV commercials, newspaper, magazines, and outdoor media. The purchase price is 2,800,000 shares of the Company's common stock. The Company believes Lucky Star will bring additional revenue and income to the Company and will supplement its advertising capabilities. The consolidated 2006 financial statements of the Company as presented in this Report include the results of Lucky Star for a period of six months from July to December.

On July 31, 2006, the subordinated debenture of $1,000,000 was extended till November 30, 2006 with its conversion price adjusted to $0.40 and warrant price adjusted to $0.50 per shares. In addition, there is an increase of 20% of the principal and additional 20% warrants issued to the debenture holders. These Debentures were again extended for another four months until March 31, 2007 with the conversion price further reduced to $0.20 per share and Warrant exercise price reduced to $0.30 per share. On January 30, 2007, the Company has filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures.

On September 30, 2006, the Company through its subsidiary and its exclusive agent signed an agreement with CCTV TV Shopping Co., Ltd., the TV shopping arm of the state monopoly CCTV network to apply for special permits from the 2008 Olympic Committee for selling 2008 Olympic Games products over a jointly developed TV shopping program as a start to launch a nation-wide TV shopping program in China. According to the State Statistics Bureau of China, TV shopping in China constitutes approximately 0.1% of the national retail sales (as compared to 7% in U.S. and Europe and 10% in Japan and Korean), which reached US$850 billion in 2005. Retail sales have been growing at approximately 10% per year for the last four years with accelerating growth. There is no national leader in the TV shopping market in China. The Company currently produces TV shopping related TV programs for CCTV and the Company intends to break into the nascent TV shopping market in China and open up a major sustainable source of revenues and income.

On December 28, 2006, the Company entered into an agreement with the minority shareholders of Happy Times Media Inc. ("HTM") to transfer its interest HTM. Pursuant to the agreement all consideration paid to the shareholders of 600,000 shares of the Company's common stock will be returned to the Company. In return, the 70% ownership interest of HTM will be returned to HTM's shareholders or its designated party. As a result, HTM would no longer be a subsidiary of the Company and its financial results ceased to be consolidated into the Company's 2006 financial statements. The Company believes that in view of the unsatisfactory performance of HTM, this recission of the agreement and the disposal of HTM's operations will have a positive impact on the Company's performance and financial results in the long run.

RESULTS OF OPERATIONS:

NET SALES

Net sales for 2006 totaled $2,300,276 compared to $3,307,346 for 2005, a decrease of $1,007,070 or approximately 30%. This change was due to business restructuring of the Company in 2006 with the restructuring of HTM on December 28, 2006 and acquisition of 70% ownership interest in Beijing Media and Lucky Star on March 11 and July 9 respectively. HTM's variable interest entity, Beijing Hui Ying International Advertising Co., Ltd.'s ("BHYIA"), financial results, being part of the Company's consolidated financial statements as of the date of the latest 2006 10QSB filing, ceased to be consolidated into the Company's financials. Reduced sales due to the discontinuation of former HTM Movie Channel was partially offset by additional incomes from Beijing Media and Luck Star, although the reported consolidated financial statements for the Company represent performance of Beijing Media for nine months (April - December) and of Lucky Star for six months (July - December).

COST OF SALES

Cost of sales for 2006 totaled $1,575,184 or 68.5% of net sales compared to $2,405,781 or 72.7% of net sales for 2005. This decrease in cost of sales as a percentage of sales was mostly related to lower programming costs after discontinuation of HTM movie channel program and reorganization of content production and programming operation into Beijing Media. Cost of sales associated with revenues generated by Lucky Star also contributed to the decrease of cost of sales as percentage of sales.

OPERATING EXPENSE

Selling, general and administrative expenses for 2006 totaled $2,356,721, an increase of $1,390,725 or 144%, compared to $965,996 for 2005. This largely reflects the increased administrative costs at the parent level associated with operating a public entity, including professional services, travel and filing costs. The reorganization initiative, including restructuring of HTM operations and acquisition of majority ownership interest in Beijing Media and Lucky Star, also added to the operating expenses. The Company incurred total financing cost of $777,361 for 2006.

While the major causes of our operating loss have been addressed as of this analysis and we believe is associated with specific events, we will continue to aggressively find ways to reduce cost while addressing the rapidly expanding market for media in China. There can be no guarantee, however, that we will be successful in reducing such costs relative to our level of sales.

INCOME (LOSS) FROM OPERATIONS

For 2006 the Company lost $1,631,629 from its continuing operations, compared with loss from operations of $64,431 for 2005, an increase of $1,567,198 or 2,432%. This was largely due to financing and general and administrative costs as well as professional service costs related to acquisitions and other costs related to the operating of a public entity, of which some are one time costs. Additional costs were incurred in the preparation of the launching of a TV shopping program. The company continued aggressively addressing the issues associated with these costs and expenses during 2005, with the goal of improving operations measurably for 2007.

COMPREHENSIVE INCOME (LOSS)

After accounting for the various components of the income statement, the company recorded for 2006 a loss of $2,358,163 or $0.10 per share versus a loss of $273,601, or $0.01 per share for 2005. As of December 31, 2006, there were 26,980,609 shares outstanding. As management, we are committed to improving performance for the coming year and believe that we have already taken steps to make the Company run more efficiently and effectively.

LIQUIDITY AND CAPITAL RESOURCES

While cash has historically been generated from operations, 2006 required an inflow of cash to complete the funding of the Happy Times movie channel program, acquisition of Beijing Media and Lucky Star and to support the increased administrative costs of operating a public company. Cash and cash equivalents were $743,565 on December 31, 2006 and current assets totaled $2,425,654 on that same date. The Company's total current liabilities were $2,527,488 on December 31, 2006, making working capital (current assets less current liabilities) a negative $101,834. We believe that we currently generate sufficient cash from operating activities to support our existing operations.

Historically, the Company's existing subsidiaries, i.e., Beijing Media and Lucky Star, have been running on a profitable basis and been able to maintain positive cash flows and profit margins. However, in view of its expansion plan for 2007 and beyond including the launch of its co-op TV shopping business with China state-owned monopoly CCTV, the management determines that additional financing, currently in the form of private placement offering of equity securities, will be required to fulfill the Company's growth plan.

In 2006, net cash provided by operating activities was $41,822, cash received from financing activities $1,000,000 and cash used in investing activities $520,596. The net effect of exchange rates added $26,761 to cash during 2006.


WORKING CAPITAL REQUIREMENTS

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate net working capital from our operations and through a planned private placement offering of equity securities. Together, these components should provide the necessary cash flow to meet the Company's requirements over the coming year and beyond. It should be noted, however, that our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion and operating plans may be limited by less than optimal operating performance and/or any limitation of our ability to raise additional capital.

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

The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2006:


                                     TABLE 3
                             CONTRACTUAL OBLIGATIONS
Contractual
Obliga                 Total          Less than 1      1-3 Years   3-5 Years   More than 5 Years
                       Year


Long-Term Debt          N/A            N/A              N/A         N/A         N/A
Obligations

Capital Lease           N/A            N/A              N/A         N/A         N/A
Obligations

Operating Lease         $ 76,332       $ 76,332         $ 0         $ 0         $ 0
Obligations

Purchase Obligations    N/A            N/A              N/A         N/A         N/A

Other Long-Term         N/A            N/A              N/A         N/A         N/A
Liabilities Reflected
on the Registrant's
Balance Sheet under
GAAP


                                     TABLE 4
                             SELECTED FINANCIAL DATA


                                             For the Year Ended
                                                December 31,                2006 vs. 2005
                           -------------------------------------------------------------------
                                    2006                       2005
                                 $          % of        $          % of          Change
                                           sales                   sales      $         %
                           -------------------------------------------------------------------
Sales                      $ 2,300,276       --     $ 3,307,346       --   $(1,007,070)   -30%

Cost of sales                1,575,184     68.5%      2,405,781     72.7%     (830,597)   -35%
                           -------------------------------------------------------------------

Gross Profit                   725,092     31.5%        901,565     27.3%     (176,473)   -20%


Operating expenses           2,356,721   -102.5%        965,996    -29.2%    1,390,725    144%
                           -------------------------------------------------------------------

Income (Loss) from
operations                  (1,631,629)   -71.0%        (64,431)   -1.9%    (1,567,198) -2,432%


Financing expenses            (777,361)   -33.8%             --      --      (777,361)   -100%

Merger transaction
expense                             --       --         (70,373)   -2.1%       70,373     100
Gain on disposal
of assets                       78,332      3.4%             --      --        78,332     100%

Other expense, net of
other income                  (206,108)   -9.0%        (135,874)   -4.1%      (70,234)    -52%
                           -------------------------------------------------------------------
Income (Loss) before
provision
for income taxes and
minority interest           (2,536,766)   -110.3%      (270,678)   -8.2%   (2,266,088)   -837%


Provision for Income
Taxes                           54,251      2.4%          4,528    0..1%       49,723   1,098%
                           -------------------------------------------------------------------


Net Income (Loss) before
Minority Interest           (2,591,017)   -112.6%      (275,206)   -8.3%   (2,315,811)   -841%


Minority Interest              177,487      7.7%         20,479     0.6%      157,008     767%
                           -------------------------------------------------------------------

Net Income (Loss)           (2,413,530)   -104.9%      (254,727)   -7.7%   (2,158,803)   -847%

Other Comprehensive
Income
(Loss) Effect of Foreign
Currency Conversion             55,367      2.4%        (18,874)   -0.6%       74,241     393%
                           -------------------------------------------------------------------

Comprehensive Income
(Loss)                     $(2,358,163)  -102.5%    $  (273,601)   -8.3%   (2,084,562)   -762%
                           -------------------------------------------------------------------

Earnings (Loss) per
share, basic
and diluted                $    (0.10)              $     (0.01)

ITEM 7.    FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with auditors for any and all of the fiscal years hereby presented.

ITEM 8A.   CONTROLS AND PROCEDURES

Management's Report on Assessment of Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 2005, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses disclosed below in "Management's Report on Internal Control over Financial Reporting."

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company's internal controls over financial reporting are designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 using the criteria described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, Management has identified one material weakness, as described below, and therefore has concluded that our internal controls over financial reporting were not effective as of December 31, 2006.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 2 as a control deficiency or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In the process of its assessment, our management identified the following material weaknesses in our internal control over financial reporting:

     1. Accounting and Finance Personnel Weaknesses --The operation of the Chinese subsidiaries is in China, hence the presentation of their financial statements does not fully comply with the USGAAP. The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

Since December 2005, the Company has tested the internal control structure and has identified several controls, including those controls listed above, as material weaknesses that require further remediation. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel.

Management believes that the controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company's management has identified the steps necessary to address the material weaknesses existing as of 2006 described above, as follows:

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

     6. Evaluating the internal audit function in relation to the Company's financial resources and requirements.

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting and we are required to be compliant with Section 404 by July 2007. The Company will begin to execute the remediation plans identified above in the first fiscal quarter of 2006 and will attempt to be compliant with
Section 404 by July 2007.

There was no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our directors and officers.

                                     TABLE 4

Directors           Age         Position

Ranny Liang         51          Chairman

Yang Wenquan        44          Chief Executive Officer, Director

Edward Meng         47          Chief Financial Officer, Director

John Chen           35          Director

Lester Schecter     73          Director

Ross Warner         42          Director

John Wong           40          Director



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

Yang Wenquan has extensive experience in managing media operations in China and has played an important role in spearheading the company's TV shopping effort. He is a veteran in the China media industry. Prior to his positions with the company, Mr. Yang served respectively as the Marketing Manager of Beijing Industry Development Group and prior to that as the General Manager of Beijing Yuixing Advertisement Co., Ltd. and as an official in the Beijing Municipal Government Foreign Affairs Service. Mr. Yang majored in law at the Central Communist Party School. He has produced many TV series, TV programs and movies, such as the 30 episode Fenglin Pavilion, the movie The Person Loving Me is Gone and a daily TV show At Your Service. Mr.Yang brings with him extensive experience in dealing with media and content in China and insight on management and operation control.

Edward Meng has more than 10 years of experience managing, leading and advising corporations through complex restructurings, international market expansion and capital markets transactions. He has a strong track record in leadership for improved financial performance, heightened productivities, and enhanced compliance assurance. He is currently a senior financial consultant to Shell (China) Limited. He was the chief financial officer of Koch Materials (China) Co., a subsidiary of Koch Industries, Inc. prior to its acquisition by Royal Dutch Shell. Before Koch Materials (China) Co., Mr. Meng served 6 years as the director of finance at Intelsat Global Service Co. Mr. Meng obtained his MNA from Georgetown University and B.A. from Sichuan International Studies University. Mr. Meng brings with his extensive financial and operation experience and expertise to the company.

John Wong an accountant by profession with more than 16 years of experience in auditing and corporate finance work. Mr. Wong is currently the Director of TMF China. He currently serves as non-executive director on the board of directors of the following companies: Golden Resources Development International Limited and Ecogreen Fine Chemicals Group Limited both listed on the Hong Kong Stock Exchange, CDW Holdings listed on the Singapore Stock Exchange and General Steel Holdings Inc listed on OTC Bulletin Board in the U.S. He prior to the positions listed above, Mr. Wong served as director for Deloitte Touche Corporate Finance based in Shanghai, being one of the founding members of Deloitte Touche corporate finance office in Shanghai. Mr. Wong graduated from the University of Melbourne with a B.A. of Commerce. He is a fellow member of the Australian Society of Certified Public Accountants and the Hong Kong Institute of Certified Public Accountants. He also obtained a PRC Certificate of Independent Directorship in 2002. Mr. Wong is expected to serve on the audit committee.

Lester Schecter, director. Mr. Schecter is president of LS Public Relations, a New York based public relations agency that specializes in the entertainment industry. Mr. Schecter has created and executed public relations campaigns on behalf of many Broadway and Off Broadway productions, television series and specials. He has publicized more than 30 Broadway, and Off Broadway productions including Irene, starring Debbie Reynolds; Athol Fugard's Sizwe Banzi Is Dead and The Island; and Oh! Calcutta!. Mr. Schecter has won two special Emmy Awards for his contributions in helping to produce and market national primetime Emmy Awards telecasts and has introduced and publicized many classic public television series, including Live From Lincoln Center (ten years), Nature (ten years) and American Playhouse (14 years). He has also supervised the marketing for a number of public television children's series, among them "The Adventures of Dudley, the Dragon" and "The Hug-A-Bug Club." Mr. Schecter holds a Bachelor of Science in Mechanical Engineering from City College of New York and has been a guest lecturer on theatrical marketing and publicity at New York University.

John Chen currently serves as the chief financial officer of General Steel Holdings, Inc. Prior to his current position, he was a senior accountant at Moore Stephens Wurth Frazer & Torbet, LLP. Mr. Chen obtained his Bachelor of Science, Business Administration in Accounting from California State Polytechnic University and is a member of California State Certified Public Accountants, American Institute of Certified Public Accountants and California Society of Accountants. Mr. Chen is expected to serve on the audit committee.

Ross Warner has over 13 years management, training and consulting experience with international companies. He has served on various positions for Our Chinese Daughters Foundation, EF English First as the country manager for China, business manager at TTI China and Infotechnology Group, Inc. He currently serves on the board of General Steel Holdings, Inc. Mr. Warner obtained a Master of International Management from American Graduate School of International Management at Thunderbird and Bachelor of Business Administration from Pacific Lutheran University & University of Copenhagen, Denmark.

BOARD OF DIRECTORS

The Company's Board of Directors is comprised of Ranny Liang, Yang Wenquan, Edward Meng, Ross Warner, John Chen, John Wong and Lester Schecter. The Board of Directors will meet approximately four times annually and on an as needed basis. Outside Directors will be compensated $15,000 annually, plus a one-time stock grant of 30,000 common shares. The Board of Directors does not currently have a specifically-designated audit committee. Issues related to the audit are administered by the two outside Directors at the moment.

MANAGEMENT INCENTIVE STOCK OWNERSHIP PLAN

Management is currently deriving an incentive stock ownership program to give incentive to management and employees.

RELATED PARTY TRANSACTIONS

On March 11, 2006, the Company entered into an agreement with the shareholders of Beijing Broadcasting and Television Media Co., Ltd. ("Beijing Media") to acquire a 70% ownership interest and operational control of Beijing Media. Pursuant to the Agreement, the Company agreed to issue 2,400,000 shares of its common stock valued at $1.00 per share to the existing shareholders of Beijing Media, of which 900,000 shares were to be returned and cancelled if certain condition were not met. In June 2006, the Company waived the requirement to meet the conditions.

On July 9, 2006, the Company entered into a definitive agreement to acquire a 70% ownership interest in Beijing Lucky Star Century Advertisement Co. Ltd. ("Lucky Star"). The purchase price is 2,800,000 shares of the Company's common stock.

As of December 28, 2006, the Company entered into an agreement with the minority shareholders of Happy Times Media Inc. ("HTM") to transfer its interest in HTM. Pursuant to the agreement all consideration paid to the shareholders of HTM consisting of 600,000 shares of the Company's common stock will be returned to the Company. The Company will have no other obligations to HTM or its current shareholders. Simultaneously the Company's 70% ownership interest in HTM will be returned to HTM's shareholders or their designated party. As a result, HTM will cease to be a subsidiary of the Company and the Company will no longer be the primary beneficiary of BHYIA business operation after the restructuring the operations of HTM.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us. Our Chief Executive Officer Don Lee was not able to timely file his Form
5. In addition, the following persons were not able to file their Form 3 within 10 days after he/she was elected an officer or director of the Company or became a more than 10% shareholder of the Company: Ranny Liang, Lester Schecter and Jeffrey Spear.

The following table sets forth information regarding the beneficial ownership of Navstar Media Holdings, Inc. as of December 31, 2005 and is adjusted to reflect:
o each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock; o each of its officers and directors; and o all of its officers and directors as a group.

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                     TABLE 5
                             PRINCIPAL STOCKHOLDERS

PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding the beneficial ownership of Navstar Media Holdings, Inc. as of March 31, 2007 by: (i) each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each of its officers and directors; and
(iii) all of its officers and directors as a group.

     Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.



Name and Address of       Title        Amount and Nature of    Approximate Percentage of
Beneficial Owner                       Beneficial Ownership    Outstanding Common Stock
                                                               Before Offering
------------------------- ------------ ----------------------- ----------------------------
Whalehaven Capital Fund   N/A          2,040,000               7.1%
Limited (1)
------------------------- ------------ ----------------------- ----------------------------
Forum Global              N/A          2,040,000               7.1%
Opportunities Master
Fund, L.P. (2)
------------------------- ------------ ----------------------- ----------------------------
Ranny Liang               Chairman     2,168,300               8%
------------------------- ------------ ----------------------- ----------------------------
Yang Wenquan              CEO,         3,952,000 (3)           14.6%
                          Director
------------------------- ------------ ----------------------- ----------------------------
Edward Meng               CFO,         0                       0%
                          Director
------------------------- ------------ ----------------------- ----------------------------
Lester Schecter           Director     90,000                  *
------------------------- ------------ ----------------------- ----------------------------
John Chen                 Director     0                       0%
------------------------- ------------ ----------------------- ----------------------------
Ross Warner               Director     0                       0%
------------------------- ------------ ----------------------- ----------------------------
John Wong                 Director     0                       0%
------------------------- ------------ ----------------------- ----------------------------
All directors and         N/A          6,210,300               23.0%
executive officers as a
group (7 individuals)
------------------------- ------------ ----------------------- ----------------------------

*    Less than 1%

(1) The address of Whalehaven Capital Fund Limited is : Attn: Edena Soper, Research Capital, Suite 564, 1055 Dunsmuir St., Vancouver, BC V7X 1L4.
(2) The address of Forum Global Opportunities Master Fund, L.P. is c/o LW Asset Management, 551 Fifth Avenue, Suite 1923, New York, NY 10176.
(3) Mr. Yang holds persuasion influence over the voting 5,600,000 shares. His wife and daughter own collectively 3,952,000 shares.

CODE OF BUSINESS ETHICS AND CONDUCT

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we have adopted a Code of Business Ethics and Conduct, or Code of Ethics. Our Code of Ethics has been filed herewith as Exhibit 14.

Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

     o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     o full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public announcements;
     o    compliance with applicable governmental laws, rules and regulations;
     o the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and
     o    accountability for adherence to our Code of Ethics.

ITEM 10.   EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006, 2005, and 2004. None of our executive officers received compensation in excess of $100,000 for the fiscal years 2006, 2005 or 2004, respectively. The following table summarizes all compensation received by our Chief Executive Officer(s) and Chief Financial Officer for the fiscal years 2006, 2005 and 2004.

                                     TABLE 6
                             EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth certain information concerning the compensation paid to our chief executive officer and our four other most highly compensated executive officers and our independent director during the periods described below:

--------------------- ------------------------------------------------- ------------------------- -----------------
      NAME AND                      ANNUAL COMPENSATION                  LONG TERM COMPENSATION         All
 PRINCIPAL POSITION                                                                                    OTHER
                                                                                                    COMPENSATION
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       YEAR    SALARY($)   BONUS($)        OTHER           AWARDS       PAYOUTS
                                                           ANNUAL
                                                        COMPENSATION
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                                                                         SECURITIES
                                                                         UNDERLYING
                                                                         OPTIONS(#)
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
    Yang Wenquan                60,000         0       250,000 shares         0            0             0
                                                            (1)
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       2004                    0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       2005                    0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
    Edward Meng        2003        0           0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       2004                    0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       2005                    0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
  Lester Schecter      2003        0           0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       2004                    0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                       2005                    0             0                0            0             0
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
   Jeffrey Spear       2003        0           0       20,000 shares          0            0             0
                                                            (1)
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------


(1) Paid quarterly.

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

We did not grant any options/stock appreciation rights during the fiscal year ended December 31, 2005.

COMPENSATION OF DIRECTORS

Effective January 1, 2007, Directors receive compensation of $15,000 per year and a one-time grant of common stock in the amount of 30,000 shares.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently have employment agreements with our executive officers, but not compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ITEM 13.   EXHIBITS

The following documents are filed as part of this report:

(1) Financial Statements -- See Index to Consolidated Financial Statements on page F-1 of this report.

(2)  Exhibits -- See Index to Exhibits.

Exhibit   Description
Number

3.1       Certificate of Incorporation (1)
3.2       Bylaws
14        Code of Business Ethics (2)
21.1      Subsidiaries of Registrant (2)
31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2 Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2005: $90,000
Fiscal Year 2006: $210,000

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2005: $ -0-
Fiscal Year 2006: $ -0-

TAX FEES

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2005: $5,000;
Fiscal Year 2006: $5,000;

                            ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2005 and Fiscal Year 2006 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2005: $0;
Fiscal Year 2006: $0.



                            [SIGNATURES PAGE FOLLOWS]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NAVSTAR MEDIA HOLDINGS, INC.
                                             (Registrant)

Date: April 1, 2007                          By: /s/ Yang Wenquan
                                                 ----------------
                                                  Yang Wenquan
                                                  Chief Executive Officer



Date: April 1, 2007                          By: /s/ Edward Meng
                                                 ---------------
                                                  Edward Meng
                                                  Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                       Title                                  Date


/s/ Yang Wenquan           Chief Executive Officer / Director     April 1, 2007
----------------
Yang Wenquan

/s/ Edward Meng            Chief Financial Officer /Director      April 1, 2007
---------------
Edward Meng

/s/ Lester Schecter        Director                               April 1, 2007
-------------------
Lester Schecter

/s/ Ranny Liang            Chairman / Director                    April 1, 2007
---------------
Ranny Liang

/s/ Ross Warner            Director                               April 1, 2007
---------------
Ross Warner

/s/ John Chen              Director                               April 1, 2007
-------------
John Chen

/s/ John Wong              Director                               April 1, 2007
-------------
John Wong

                                  EXHIBIT INDEX

Exhibit   Description
Number

3.1       Certificate of Incorporation (1)
3.2       Bylaws
14        Code of Business Ethics (2)
21.1      Subsidiaries of Registrant (2)
31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2 Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly known as Premier Document Services, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations and Other Comprehensive Income (Loss) F-4

Consolidated Statement of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                       F-6

Footnotes                                                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Navstar Media Holdings, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Navstar Media Holdings, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navstar Media Holdings, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 16 to the consolidated financial statements. Management's plans regarding those matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Moore Stephens Wurth Frazer and Torbet, LLP
-----------------------------------------------

Walnut, California
March 28, 2007



                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2006

                                     ASSETS
                                                                                  2006
                                                                              -----------
CURRENT ASSETS:
    Cash                                                                      $   743,565
    Accounts receivable, net of allowance for doubtful accounts of $253,290       393,127
    Accounts receivable - related party                                           260,922
    Inventories-production costs                                                      414
    Other receivables                                                             115,569
    Other receivables - related parties                                           405,249
    Prepaid expenses                                                              506,808
                                                                              -----------
       Total current assets                                                     2,425,654

EQUIPMENT, net                                                                  1,414,465

GOODWILL                                                                          641,417
                                                                              -----------

          Total assets                                                        $ 4,481,536
                                                                              ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $   609,085
    Other payables                                                                 67,564
    Other payables - related party                                                 36,684
    Taxes payable                                                                 574,513
    Deferred revenue                                                              520,721
    Convertible debentures payable, net of discount                               718,921
                                                                              -----------
       Total current liabilities                                                2,527,488
                                                                              -----------

COMMITMENTS AND CONTINGENCIES                                                          --
                                                                              -----------

MINORITY INTEREST                                                                 644,040
                                                                              -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 60,000,000 shares authorized,
       26,980,609 issued and outstanding                                           26,980
    Paid-in-capital                                                             3,958,947
    Accumulated deficit                                                        (2,787,497)
    Statutory reserves                                                             75,085
    Accumulated other comprehensive income                                         36,493
                                                                              -----------
       Total shareholders' equity                                               1,310,008
                                                                              -----------

          Total liabilities and shareholders' equity                          $ 4,481,536
                                                                              ===========


See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                           2006            2005
                                                       ------------    ------------
REVENUES                                               $  2,300,276    $  3,307,346

COST OF REVENUES                                          1,575,184       2,405,781
                                                       ------------    ------------

GROSS PROFIT                                                725,092         901,565

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES             2,356,721         965,996
                                                       ------------    ------------

LOSS FROM OPERATIONS                                     (1,631,629)        (64,431)

OTHER EXPENSE (INCOME), NET
     Financing expenses                                     777,361              --
     Merger transaction expense                                  --          70,373
     Other expense, net of (income)                         206,108         135,874
     Gain on disposal of assets                             (78,332)             --
                                                       ------------    ------------
          Total other expense (income), net                 905,137         206,247
                                                       ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                             $ (2,536,766)   $   (270,678)

PROVISION FOR INCOME TAXES                                   54,251           4,528
                                                       ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                      $ (2,591,017)   $   (275,206)

LESS MINORITY INTEREST                                     (177,487)        (20,479)
                                                       ------------    ------------

NET LOSS                                               $ (2,413,530)   $   (254,727)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                  55,367         (18,874)
                                                       ------------    ------------

COMPREHENSIVE INCOME (LOSS)                            $ (2,358,163)   $   (273,601)
                                                       ============    ============

LOSS PER SHARE, BASIC AND DILUTED                      $      (0.10)   $      (0.01)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED     23,940,428      21,220,009
                                                       ============    ============


See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.



                                   NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                                                                                 Accumu-
                                                                                                                  lated
                                              Common stock                   Retained earnings                    other
                                          --------------------             ----------------------                compreh-
                                                                                                                  ensive
                                             Number              Paid-in   Statutory               Subscriptions  income
                                           of shares  Par value  capital   reserves   Unrestricted receivable     (loss)      Total
                                          ----------  --------- ---------  ---------  ------------ -----------   --------  ---------
BALANCE, December 31, 2004                21,220,009  $ 21,220  $ 369,420  $    --    $   153,751  $ (200,000)   $     --  $ 344,391

 Adjustment to statutory reserve                                             30,250       (30,250)                                --
 Sales of rights to purchase common stock                         207,500                                                    207,500
 Subscription receivable received                                                                     200,000                200,000
 Net loss                                                                                (254,727)                         (254,727)
 Business combination adjustment                                   67,040                                                     67,040
 Foreign currency translation loss                                                                                (18,874)  (18,874)
                                          ----------  --------- ---------  ---------  ------------ -----------   --------  ---------
BALANCE, December 31, 2005                21,220,009  $ 21,220  $ 643,960  $ 30,250   $  (131,226) $       --    $(18,874) $ 545,330

 Issued in connection with subordinated
 debenture offering:
   Common shares issued to placement agent   220,000       220     65,780                                                     66,000
   Common shares issued to notes holders     200,000       200     59,800                                                     60,000
   Common stock purchase warrants issued
    to placement agent                                             12,000                                                     12,000
   Common stock purchase warrants issued
    to notes holders                                              530,893                                                    530,893
   Common shares issued to notes holders
    for debenture interest                   145,600       145     29,189                                                     29,334
   Transfer of existing shares from
    management to notes holders                                   132,000                                                    132,000
 Beneficial conversion feature of
  debenture note                                                  380,720                                                    380,720
 Shares issued for services                   15,000        15      4,485                                                      4,500
 Issuance of common stock to Beijing
  Broadcasting and
   Television Media Co., Ltd shareholders  2,400,000     2,400  1,402,900    18,722       (18,722)                         1,405,300
 Issuance of common stock to Beijing
  Lucky Star Advertisement
   Century Co., Ltd. shareholders          2,800,000     2,800    697,200    56,363       (56,363)                           700,000
 Effect of Beijing Hui Ying International
   equity did not get consolidated due to
   restructuring of Happy Time Media Inc.                                   (30,250)     (167,656)                         (197,906)
 Net loss                                                                              (2,413,530)                       (2,413,530)
 Shares cancelled                            (20,000)      (20)        20                                                        --
 Foreign currency translation gain                                                                                 55,367     55,367
                                          ----------  --------- ---------  ---------  -----------  ----------    --------  ---------
BALANCE, December 31, 2006                26,980,609  $ 26,980 $3,958,947  $ 75,085   $(2,787,497) $       --    $ 36,493 $1,310,008
                                          ==========  ======== ==========  =========  ===========  ==========    ======== ==========


See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                 2006           2005
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $(2,413,530)   $  (254,727)
 Adjustment to reconcile net income (loss)
 to cash provided by (used in) operating activities:
    Minority interest                                           (177,487)       (20,479)
    Depreciation                                                 214,182         80,151
    Amortization                                                 476,816        280,043
    Write off on intangible assets                               639,278             --
    Loss on long term investment                                      --        146,640
    Gain on disposal of assets                                   (78,332)            --
    Allowance for bad debt                                       117,187             --
    Shares issued for services                                     4,500             --
    Shares issued for interest                                    29,334             --
    Amortization of discount on convertible debentures           490,534             --
    Amortization of convertible debenture origination cost       311,000             --
  (Increase) decrease in assets:
    Accounts receivable                                          537,412       (798,625)
    Inventories-production cost                                     (205)         6,044
    Other receivables                                             55,773         (4,967)
    Other receivables - related parties                         (203,631)        45,017
    Deferred expenses                                                 --        (25,000)
    Prepaid expense                                             (458,281)         9,469
    Other assets                                                      --         36,360
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        251,332        765,109
    Other payables                                                22,356         13,874
    Other payables - related party                              (144,193)            --
    Dividend payable                                                  --        (10,000)
    Taxes payable                                                106,337         95,002
    Deferred revenue                                             261,440         71,172
                                                             -----------    -----------
      Net cash provided by operating activities                   41,822        435,083
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                          (249,188)       (24,273)
 Purcahse of licensed programming                               (519,698)      (921,297)
 Proceeds from long-term investment                                   --         49,400
 Cash acquired from Beijing Broadcasting and Television
  Media Co., Ltd acquisition                                     201,329             --
 Cash acquired from Beijing Lucky Star Advertisement
  Century Co., Ltd acquisition                                    46,961             --
                                                             -----------    -----------
      Net cash used in investing activities                     (520,596)      (896,170)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible debentures                          1,000,000             --
 Proceeds from sale of rights to purchase common stock                --        207,500
 Proceeds from stock subscriptions                                    --        200,000
                                                             -----------    -----------
      Net cash provided by financing activities                1,000,000        407,500
                                                             -----------    -----------

EFFECTS OF EXCHANGE RATE ON CASH                                  26,761          9,934
                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                      547,987        (43,653)

CASH, beginning of year                                          195,578        239,231
                                                             -----------    -----------

CASH, end of year                                            $   743,565    $   195,578
                                                             ===========    ===========


See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006



Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS

Nature of operations
--------------------
Navstar Media Holdings, Inc. ("Navstar" or the "Company") is a United States based corporation that owns majority interests in companies specializing in media content production and distribution in the People's Republic of China ("PRC"). Navstar subsidiaries generate revenues through producing television series and movies for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs and movies, and other media and broadcasting production and management services.

Organization
------------
Navistar Communications Holdings, Ltd, a Hong Kong Corporation, ("NCHL") was originally established as a holding company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. ("HTM"). During 2005, NCHL increased its ownership interest in HTM to 70%. Based in Beijing, HTM since 1998 has produced content for government-owned television stations in China, while acting as a distributor of television series and movies for the Chinese market.

Navstar Media Holdings, Inc. was incorporated on January 28, 2002 as Premier Document Services, Inc. (OTCBB: PDSV), a Nevada corporation, which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, the Company acquired 100% of the capital stock of NCHL. In conjunction with the merger, Premier's former Secretary and President, Crystal Kim Han, purchased PDSV's existing document services business, including all assets and liabilities. Prior to the merger, no director, officer or affiliate of the Company had any material relationship with any director, officer or affiliate of NCHL. Upon completion of the merger, the officers and directors of Premier resigned and were replaced by the Company's current management team and board of directors.

Under the terms of the Agreement, NCHL is a 100% owned subsidiary of the Company. The transaction is a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a) (1) (A) of the Internal Revenue Code of 1986, as amended. The original stockholders of NCHL, as of the closing date of the merger own approximately 90% of the Company's common stock.

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible asset is recorded. Accordingly, the financial statements of NCHL are the historical financial statements of HTM.


See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006



HTM generates revenue from sales and distribution of its proprietary content, third party programming, and imported TV and film productions in China.

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

To comply with China laws and regulations that prohibits or restricts foreign ownership of companies that provide advertising services, HTM established BHYIA which is legally owned by the registered shareholders. Mr. Yang Xiao Bin and Mr. Kang Sui Jin are the legal registered shareholders of HTM. Mr. Liu Zhu Jiu and Mr. Shi Rian are the local Chinese citizens. Mr. Liu Zhu Jiu is the company's legal representative. The arrangements with the registered shareholders have been undertaken solely to satisfy China regulations, which prohibits foreign companies from owning or operating advertising businesses in China.

As of December 28, 2006, the Company entered into an agreement with the minority shareholders of Happy Times Media Inc. ("HTM") to divest itself of HTM. Pursuant to the agreement all consideration paid to the shareholders of HTM consisting of 600,000 shares of the Company's common stock will be returned to the Company. The Company will have no other obligations to HTM or its current shareholders. Simultaneously the Company's 70% ownership interest in HTM will be returned to HTM's shareholders or their designated party. As a result, HTM will cease to be a subsidiary of the Company and the Company will no longer be the primary beneficiary of BHYIA business operation after the restructuring of HTM. See Note 13 for further discussion of the restructuring.

See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


Note 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements reflect activities of the Company and the following subsidiaries:


Company name                                Place of incorporation   Ownership
------------------------------------------------------------------------------
Navistar Communications Holdings, Ltd.      Hong Kong                100%

Beijing Broadcasting and Television
Media Co., Ltd.                             The People's Republic
                                            of China                  70%

Beijng Lucky Star Century
Advertisement Co. Ltd.                      The People's Republic
                                            of China                  70%


All material inter-company transactions and balances are eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results, when ultimately realized could differ from those estimates.

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

Political and Economic Risk
---------------------------
The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.



See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Income Taxes
------------
The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at December 31, 2006 and December 31, 2005.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settles. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Equipment
---------
Equipment is carried at cost less accumulated depreciation. The costs of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the income statement in the year of disposition.


See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Estimated useful lives of the assets are as follows:

                                                              Estimated
                                                             Useful life
                                                         --------------------
Leasehold improvements                                         5 years
Machinery and equipment                                      5 -10 years
Furniture and Office equipment                                 5 years


Impairment of Long Lived Assets
-------------------------------
In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company has determined the carrying values at December 31, 2006 are not impaired.

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

Translation adjustments amounted to $36,493 and ($18,874) as of December 31, 2006 and December 31, 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.18 RMB, respectively.

See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Cash and Concentration of Risk
------------------------------
Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in these banks at December 31, 2006 and December 31, 2005, amounted to $949,852 and $170,171, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Earnings (Loss) Per Share
-------------------------
The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Because the Company had losses in 2006, 1,320,000 warrants and approximately 6,000,000 million of shares issuable upon conversion of the debentures have been excluded from the calculation of dilutive earnings per share because of their antidilutive nature. No warrants or options were outstanding in 2005.

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




See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

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

Recently issued accounting pronouncements
-----------------------------------------
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company's financial position or results of operations.




See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The adoption of SFAS 158 is not expected to have a material effect on the Company's financial position or results of operations.

Reclassification
----------------
Certain prior year amounts have been reclassified to conform to the current presentation and there is no effect on net income or cash flows.




See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


Note 3 -- ACCOUNTS RECEIVABLE

Accounts receivable as of December 31,consisted of the following:


                                                        2006
                                                    ---------------
Accounts receivable                                 $       646,417
Less:  allowance for doubtful accounts                      253,290
                                                    ---------------
     Total                                          $       393,127
                                                    ===============

The Company presents accounts receivable, net of allowance for doubtful accounts. The allowance is calculated based on review of the accounts receivable aging report. When accounts receivable are determined to be uncollectible, the Company will charge off the accounts receivable against the allowance for doubtful accounts.

Note 4 -- EQUIPMENT

Equipment as of December 31, 2006 consisted of the following:

Leasehold improvements                               $      32,274
Machinery and equipment                                   2,191,710
Furniture and Office equipment                               47,348
                                                     --------------
     Subtotal                                             2,271,332
Less:  accumulated depreciation                             856,867
                                                     --------------
     Total                                           $    1,414,465
                                                     ==============


Depreciation expense for the years ended December 31, 2006 and 2005 was $214,182 and $80,151, respectively.

Note 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses mainly consist of payments to be made for expenses incurred for the Company's operating activities. Accounts payable and accrued expenses as of December 31, 2006 consisted of the following:

Accounts payable                                     $      437,727
Accrued expenses                                             56,222
                                                     ---------------
     Total                                           $      493,949
                                                     ===============

Note 6 -- TAXES PAYABLE

Taxes payable mainly consisted of income taxes payable and sales taxes payable. Total taxes payable amounted to $574,513 as of December 31, 2006.


See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006



Note 7 -- INCOME TAX

The Company's subsidiaries, Beijing Media and Lucky Star, are governed by the Income Tax Law of the People's Republic of China (PRC) and various local income tax laws (the Income Tax Laws). Under the local Income Tax laws, the Company generally is subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments.

Thus, Beijing Media is engaged in broadcasting and media service business, the Company is subject to an income tax at an effective rate of 33% based upon 11% of the gross revenue.

Beijing Media and Lucky Star are also subject to general business taxes of 5.5% and 8.5%, respectively, of its total gross sales. The Company's business taxes are accounted-for-as a reduction of revenues.

The provision for income taxes for the years ended December 31 consisted of the following:

                                                  2006            2005
                                             ---------------    ------------
Provision for US Income Tax                  $            -     $         -
Provision for China Income Tax                       49,319           4,116
Provision for China Local Tax                         4,932             412
                                             ---------------    ------------
      Total provision for income taxes       $       54,251     $     4,528
                                             ===============    ============


The provision for income taxes is derived solely from the Company's 70% subsidiaries Beijing Media and Lucky Star.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                2006        2005
                                             ----------    --------
U.S. Statutory rates                              34.0%       34.0%
Foreign income not recoginized in USA            (34.0)      (34.0)
China income taxes                                33.0        33.0
China income tax exemption                        (1.2)      (31.5)
                                             ----------    --------
      Total provision for income taxes            31.8%        1.5%
                                             ==========    ========



See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


The Company has a net operating loss carry forward of $295,685 for United States income tax purposes that will expire during the year 2025. The Company has recorded a valuation allowance for the entire amount of the loss carry forward. Since the Company's main operations are located in the PRC and any income subject to US income taxes will be dependent upon the Company having operations in the US or other US taxable events will have to occur. Since the Company is not sure at this time that the Company will be able utilize the tax benefits of this operating loss, management has decided to record a valuation allowance for the entire amount of the operating loss.

Note 8 -- DEFERRED REVENUE

Deferred revenue consisted of cash payments advanced from customers. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Total deferred revenue amounted to $520,721 as of December 31, 2006.

Note 9 -- SUBORDINATED DEBENTURES

On January 31, 2006, the Company issued $1,000,000 of 8% convertible subordinated debentures due July 30, 2006, in the form of forty $25,000 units. Each unit included a $25,000 note plus 5,000 shares of common stock of the Company ("Unit Shares") and 25,000 warrants. Thus, the Company issued 200,000 shares of common stock and 1,000,000 warrants. The placement agent received $120,000 cash, 220,000 shares of common stock and 120,000 warrants.

The warrants are exercisable, through January 2010 at the lower of $1.25 per share or the exercise price stipulated for any subsequent capital raise completed within 180 days of the closing of the offering.

The Company agreed to file a registration statement with the SEC covering the underlying shares of common stock and warrants. In the event that the registration statement was not declared effective by July 30, 2006, as of the 1st of each month thereafter, (1) the conversion price will be reduced by $0.05 per share, and (2) an additional 5% of the original number of warrants will be required to be issued.





See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006




In July 31, 2006, the Company paid a total of $40,000 in interest to the holders of the convertible subordinated debentures, and the holders agreed to extend the debentures to November 30, 2006 under following terms: (1) principal payment of debentures increased by 20% to $1,200,000; (2) $32,000 payment to the holders;
(3) The conversion price decreased to $0.40 per share; (4) The number of warrants increased to 1,200,000 shares; (5) The exercise price of the warrant is reduced to $0.50 per share; (6) The Company shall file a registration statement with the SEC covering the underlying shares of common stock in connection with the debentures within 45 days of this agreement or 15 days after the closing of the next round of financing, whichever is later, but not later than September 30, 2006. The Company shall pay penalties as follows for each month (as of the first of every month) the securities are not registered: (1) The conversion price will be reduced by $0.05 per share (2) An additional 5% of the original number of warrants will be issued.

On November 30, the Company entered to an agreement with holders of the convertible subordinated debentures to extend the maturity of these debentures to March 31, 2007 under following terms: (1) the company will promptly pay the current accrued interest due in 145,000 shares of common stock of the Company valued at $0.20 per share to the Noteholders upon the execution of the Agreement; (2) the Company will transfer ownership of 15,000 shares from the Company's management team, and not from the Company itself, for each $25,000 original note face value, and the Company shall escrow the payable interest from the proceeds of the next round of financing; (3) the conversion set price of the note will be reduced to $0.20 per share; (4) the exercise price of the warrant will be reduced to $0.35 per share; (5) the Company shall file a registration statement covering the underlying shares no later than 60 days from November 30, 2006.

On January 30, 2007, the Company filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures.

The notes were discounted for the fair value of warrants issued with the notes, pursuant to APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The discount is being amortized over the life of the notes.

The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

Expected volatility                            287.0%
Expected term in years                          3.17
Risk-free interest rate                        4.905%
Expected dividend yield                            0%


See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006



Expected volatilities are calculated using the historical prices of the Company's common stock and based on the historical volatility of a similar company's common stock that has similar characteristic in terms of revenue and share price and other factors. The expected term of warrants granted is based on the term of the exercisable periods. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant.

The fair value of all warrants and common stocks issued to debenture holders has been discounted from the face value of the notes and is being amortized to interest expense over the life of the notes. Through December 31, 2006, $395,354 has been amortized to interest expense.

The intrinsic value of the beneficial conversion feature has been discounted from the face value of the notes and is being amortized to interest expense over the life of the notes. Through December 31, 2006, $95,180 has been amortized to interest expense.

The cost associated with originating the notes and each renewal includes warrants and common stocks issued to placement agent, shares transferred from controlling shareholders to debenture holders, and $200,000 increase in principal due at maturity. These amounts were deferred under FAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and will be amortized over the life of notes. Through December 31, 2006, $311,000 has been amortized to financing expense.

Note 10 -- RELATED PARTY TRANSACTIONS

Accounts receivables - related parties
--------------------------------------
Accounts receivable from related party represents amounts due from an entity owned by Mr. Wenquan Yang, our chief executive officer, for equipment rental. Related party accounts receivable totaled $260,922 as of December 31, 2006.

The afore-mentioned receivable balance is the result of transactions prior to the Company's acquisition of controlling majority ownership in Beijing Media, in which our chief executive officer was the majority owner. In its efforts to step up Internal Control, the Company has identified the related party transactions as above and has mandated settlement in the form of cash no later than December 31, 2007. It is the Company's policy that related party transactions shall only be conducted on an arms-length basis and in full compliance with local and state regulatory requirements.



See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006



Other receivables - related parties
-----------------------------------
Other receivables due from related parties represents amounts due from Mr. Wenquan Yang, our chief executive officer, for operating purpose, and due from other related operating entities, which are owned by the Company's chief executive officer, Mr. Wenquan Yang, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivables. As of December 31, 2006, total receivables due from related parties were $405,249.

The afore-mentioned receivable balance is the result of transactions prior to or immediately after the Company's acquisition of controlling majority ownership in Beijing Media and Lucky Star, in which our Chief executive officer was the majority owner. In its efforts to step up Internal Control, the Company has identified the related party transactions as above and has mandated settlement in the form of cash no later than December 31, 2007. It is the Company's policy that related party transactions shall only be conducted on an arms-length basis and in full compliance with local and state regulatory requirements.

Other payables - related party
------------------------------
Other payables due to related party represent amounts due to an entity owned by Mr. Wenquan Yang, our chief executive officer, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not pay interest on these advances. As of December 31, 2006 and 2005, total payables due to related party were $36,684 and $0, respectively.

Lease of office
---------------
The Company signed two operating lease agreements with Mr. Wenquan Yang, our chief executive officer, to lease our Beijing offices. According to the agreements, the total lease payment is approximately $65,296, or RMB 520,000, per year. The agreement is renewable annually and the rental period was renewed through July 31, 2007. Rental expense for the years ended December 31, 2006 and 2005 were $35,997 and $0, respectively.

Note 11 -- SHAREHOLDER'S EQUITY

On January 31, 2006, the Company issued 420,000 shares of common stock in related to the subordinated debentures. See Note 9 for discussion of the subordinated debentures.

On February 27, 2006, the Company issued 15,000 shares of common stock for investor relation services. The Company has valued the shares at $4,500 for the service performed and recorded a charge to selling, general and administrative expense for the year ended December 31, 2006.


See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

On March 11, 2006, the Company issued 2,400,000 shares of common stock in related to the acquisition of Beijing Broadcasting and Television Media Co., Ltd. ("Beijing Media"). See Note 12 for further discussion of the business combination.

On July 9, 2006, the Company issued 2,800,000 shares of common stock in related to the acquisition of Beijing Lucky Star Century Advertisement Co. Ltd. ("Lucky Star"). See Note 12 for further discussion of the business combination.

On December 27, 2006, the Company issued 145,600 shares of common stock for interest expense and recorded a charge to financing expenses for the year ended December 31, 2006.

Note 12 -- BUSINESS COMBINATIONS

Dong Fang acquisition
---------------------
On December 18, 2005, the Company entered into a Master Agreement with the shareholders of Dong Fang Zheng Yi Film & TV Communication Co., Ltd. and Beijing Dong Fang Zheng Yi Film Investment Consulting Co., Ltd. (collectively, "Dong Fang Group") to acquire operation control and 70% ownership interest in Dong Fang Group. Pursuant to the Master Agreement, the Company, contingent upon the results of their due diligence procedures, agreed to issue 6.2 million shares of its common stock to the existing shareholders of Dong Fang Group and also agreed to pay $800,000 to such shareholders, while committing to invest another $1.6 million into Dong Fang Group operations.

On March 31, 2006, the Master Agreement was rescinded, the shares were cancelled and the Company paid $500,000 Dong Fang Group for licensing fees for certain programming assets. Based on its latest valuation by December 31, 2006 of the acquired programming assets, the Company believed the programming assets were impaired; therefore, the entire carrying value was written off.

Beijing Media acquisition
-------------------------
On March 11, 2006, the Company entered into an agreement with the shareholders of Beijing Media to acquire a 70% ownership interest and operational control of Beijing Media. Pursuant to the Agreement, the Company agreed to issue 2,400,000 shares of its common stock valued at $1.00 per share to the existing shareholders of Beijing Media, of which 900,000 shares were to be returned and cancelled if certain condition were not met. In June 2006, the Company waived the requirement to meet the conditions.



See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


Assets acquired and debts assumed of the transaction are listed as below:

                       Item             Fair Value          Acquired (Assumed)
                                                              by the Company
----------------------------------    ------------------    ------------------
Current Assets                        $       1,458,603     $       1,021,022
Property, plant, and equipment                1,263,150               884,205
                                      ------------------    ------------------
Total assets                                  2,721,753             1,905,227
                                      ------------------    ------------------

Current liabilities                             714,182               499,927
                                      ------------------    ------------------

Net assets                            $       2,007,571     $       1,405,300
                                      ==================    ==================


The Board of Directors and management evaluated the fair value of Beijing Media's 2,400,000 shares based on the Company's trading history. The value of the shares approximated the fair value of the net assets acquired. Therefore, no goodwill was recorded as a result of this transaction.

Beijing Media is a media content production and distribution company located in the People's Republic of China ("PRC"). Beijing Media generates revenues through producing television series and movies for the PRC market, TV syndicated programming production and other media and broadcasting production and management services.

Lucky Star acquisition
----------------------
On July 9, 2006, the Company entered into a definitive agreement to acquire a 70% ownership interest in Lucky Star. The purchase price is 2,800,000 shares of the Company's common stock.

Assets acquired and debts assumed are listed below:

                       Item           Fair Value      Acquired (Assumed)
                                                        by the Company
--------------------------------     -------------    -----------------
Current Assets                       $    547,299      $       383,109
Property, plant, and equipment             50,087               35,061
                                     -------------    -----------------
Total assets                              597,386              418,170
                                     -------------    -----------------

Current liabilities                       513,696              359,587
                                     -------------    -----------------

Net assets                           $     83,690      $        58,583
                                     =============    =================



See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


The Board of Directors and management evaluated the fair value of the 2,800,000 shares based upon the stock trading history and concluded the value was $0.25 per share or $700,000. This determination generated goodwill of approximately $641,417 from this transaction.

Lucky Star was established on October 20, 2001 in Beijing, the People's Republic of China ("PRC"). Lucky Star is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. The Company principally engages in the advertising business in TV commercials, newspapers, magazines, and outdoor media in China.

Note 13 -- RESTRUCTURING OF SUBSIDIARY

Restructuring of Happy Times Media Inc.
---------------------------------------
During 2006, the Company evaluated the operations of its subsidiary, Happy Times Media Inc., ("HTM") and noted efficiency would be obtained by consolidating the operations of HTM into Beijing Media.

As of December 28, 2006, the Company entered into an agreement with the minority shareholders of HTM to transfer its interest in HTM. Pursuant to the agreement, all consideration paid to the shareholders of HTM of 600,000 shares of the Company's common stock will be returned to the Company and the Company is no longer obligated to contribute the remaining of $651,500 contribution payable and any other obligations to HTM. Simultaneously the 70% ownership interest of HTM will be returned to HTM's shareholders or its designated party. As a result, HTM will cease to be a subsidiary of the Company. In addition, Beijing Hui Ying International Advertising Co., Ltd. ("BHYIA") is which had been considered a variable interest entity under FASB Interpretation number 46(R), "Consolidation of Variable Interest Entities", will no longer to be included in the consolidation in the Company's consolidated financial statements.

After the restructuring of HTM, the Company still has significant continuing involvement in the historical operations of the media and broadcasting through Beijing Media, which fail the test in paragraph 42 of FAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The failure of this test therefore does not require the classification of the restructuring of HTM as discontinued operations.

Note 14 -- COMMITMENTS AND CONTINGENCIES

Operating leases
----------------
The Company entered into noncancelable operating leases for office and production space that expires 2007. Rent expense amounted to $38,117 and $38,320 for the years ended December 31, 2006 and 2005, respectively.




See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


The Company has also signed two operating lease agreements with Mr. Wenquan Yang, our chief executive officer, to lease our Beijing offices. According to the agreements, the total lease payment is approximately $65,296, or RMB 520,000, per year. The agreement is renewable annually and the rental period was renewed through July 31, 2007. Rental expense for the years ended December 31, 2006 and 2005 were $35,997 and $0, respectively.

At December 31, 2006, future minimum lease payments for all noncancelable operating leases are as follows:

Year Ended December 31,
-----------------------
        2007                             $      76,332
     Thereafter                                     --


Note 15 -- MINORITY INTEREST

Minority interest represents the outside shareholders' 30% interest in Beijing Media and Lucky Star.

Note 16 -- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through December 31, 2006 of $2,712,412, which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of its operations and to achieve profitable operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Total interest expense paid for the year ended December 31, 2006 and 2005 amounted to $42,686 and $4, respectively.

Total income tax payments of $32,025 and $2,087 were paid for the years ended December 31, 2006 and 2005, respectively.

Note 18 -- MAJOR CUSTOMERS

For the year ended December 31, 2006, four customers accounted for approximately 82%, of the Company's sales, these customers accounted for approximately 18% of the Company's accounts receivable as of December 31, 2006.



See report of independent registered public accounting firm

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006


For the year ended December 31, 2005, three customers accounted for approximately 70%, of the Company's sales, these customers accounted for approximately 75% of the Company's accounts receivable as of December 31, 2005.

Note 19 -- SUBSEQUENT EVENTS

On January 30, 2007, the Company filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures. The due date of the debentures was extended until March 31, 2007 with the conversion price reduced to $0.20 per share and warrant exercise price reduced to $0.30 per share.

The Company entered into a loan agreement on January 30, 2007 with TS Telver Sky Partners L.P. ("Lender") to borrow up to $2,500,000. These loans will bear an interest rate of 2% a year for period of four years. The loans are convertible into shares of common stock at the price of $0.15 per share and carry warrants to purchase additional shares of common stock at an exercise price of $0.25 per share. Such loans are secured by all the assets of the Company. The loans are subject to certain contractual participation rights of certain prior investors and will not be provided to the Company until such rights have been waived or exercised.

The primary purpose for the loans is to support the TV shopping project launch by the Company. Management is evaluating the accounting treatment of these transactions under APB14, FAS 150, FAS 133, EITF 0-19, EITF 98-5 and EITF 00-27.







See report of independent registered public accounting firm