Form 10QSB
period 2007-03-31
Navstar Media Holdings, Inc.
filed 2007-05-21
CIK 1177274

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Three-month period ended: March 31, 2007

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

As of March 31, 2007, the Registrant had 26,980,609 shares of common stock outstanding.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                           CONSOLIDATED BALANCE SHEETS
                     AS OF March 31, 2007 AND December, 2006

                                     ASSETS
                                                                     March 31,    December 31
                                                                       2007          2006
                                                                   (Unaudited)     (Audited)
                                                                   -----------    -----------
CURRENT ASSETS:
    Cash                                                           $   125,638    $   743,565
     Accounts receivable, net of allowance for doubtful
      accounts of $255,455 and $253,290 as of
      March 31, 2007 and December 31, 2006                             198,098        393,127
    Accounts receivable - related parties                              263,153        260,922
    Inventories-production cost                                          5,261            414
    Other receivables                                                  267,677        115,569
    Other receivables - related parties                                167,934        405,249
    Prepaid expenses                                                   950,055        506,808
    Other Assets                                                        12,870             --
                                                                   -----------    -----------
      Total current assets                                           1,990,687      2,425,654
                                                                   -----------    -----------

EQUIPMENT, net                                                       1,290,286      1,414,465
                                                                   -----------    -----------

GOODWILL                                                               641,417        641,417
                                                                   -----------    -----------

        Total assets                                               $ 3,922,390    $ 4,481,536
                                                                   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $   444,550    $   609,085
    Other payables                                                      59,559         67,564
    Other payables - related parties                                    33,448         36,684
    Taxes payable                                                      511,085        574,513
    Deferred revenue                                                   562,582        642,462
    Convertible debentures payable                                     718,921        718,921
                                                                   -----------    -----------
      Total current liabilities                                      2,330,145      2,527,488
                                                                   -----------    -----------

MINORITY INTEREST                                                      756,606        644,040
                                                                   -----------    -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 60,000,000 shares authorized,
      24,035,009 shares issued and outstanding                          26,980         26,980
    Paid-in-capital                                                  3,958,947      3,958,947
    Retained earnings (deficit)                                     (3,207,895)    (2,787,497)
    Statutory reserves                                                  80,233         75,085
    Accumulated other comprehensive loss                               (22,626)        36,493
                                                                   -----------    -----------
      Total shareholders' equity                                       835,640      1,310,008
                                                                   -----------    -----------

        Total liabilities and shareholders' equity                 $ 3,922,390    $ 4,481,536
                                                                   ===========    ===========

         The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

   CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)

                                                       2007            2006
                                                     Unaudited       Unaudited
                                                   ------------    ------------

SALES REVENUE                                      $    431,617    $    278,061

COST OF SALES                                           465,390         161,818
                                                   ------------    ------------

GROSS PROFIT                                            (33,773)        116,243

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            347,777         377,957
FINANCING EXPENSES                                           --         340,500
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (381,550)       (602,214)

OTHER EXPENSE (INCOME), NET OF OTHER INCOME
    (EXPENSE)                                            19,289          10,676
                                                   ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                             (362,261)       (612,890)

PROVISION FOR INCOME TAXES                                   --          23,033
                                                   ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                      (362,261)       (635,923)

MINORITY INTEREST                                        94,629          10,388
                                                   ------------    ------------

NET LOSS                                               (456,890)       (646,311)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                  --          15,411

COMPREHENSIVE INCOME (LOSS)                        $   (456,890)   $   (630,870)
                                                   ============    ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED       $      (0.02)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    26,980,609      21,510,009
                                                   ============    ============

         The accompanying notes are an integral part of this statement.

                                        2

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                                                                        Accumu-
                                                                                                                                        lated
                                                        Common stock                            Retained earnings                        other
                                                 -------------------------                 --------------------------                  compreh-
                                                                                                                                        ensive
                                                    Number                     Paid-in      Statutory                   Subscriptions   income
                                                  of shares     Par value      capital      reserves      Unrestricted    receivable    (loss)        Total
                                                 -----------   -----------   -----------   -----------    -----------    -----------   --------    -----------

BALANCE, December 31, 2005 (audited)              21,220,009   $    21,220   $   643,960   $    30,250    $  (132,226)   $        --   $(18,874)   $   545,330
 Issued in connection with subordinated
  debenture offering:
    Common shares issued to placement agent          220,000           220        65,780            --             --             --         --         66,000
    Common shares issued to investors                200,000           200        59,800            --             --             --         --         60,000
    C.S. purchase warrants to investors                   --            --       100,000            --             --             --         --        100,000
    C.S. purchase warrants to placement agent             --            --        12,000            --             --             --         --         12,000
 Shares issued to supplier                            15,000            15         4,485            --             --             --         --          4,500
 Net loss                                                 --            --            --            --    $  (646,311)            --         --       (646,311)
 Foreign currency translation loss                        --            --            --            --             --             --         --         15,411
                                                 -----------   -----------   -----------   -----------    -----------    -----------   --------    -----------
BALANCE, March 31, 2006 (unaudited)               21,655,009   $    21,655   $   886,025   $    30,250    $  (777,537)   $        --   $ (3,433)   $   156,960
 Issued in connection with subordinated
  debenture offering:
    C.S. purchase warrants to notes holders               --            --   $   530,893            --             --             --         --        530,893
    C.S. issued to notes holders for
       Debenture interest                            145,600           145        29,189            --             --             --         --         29,334
    Transfer of existing shares from
       Management to notes holders                        --            --       132,000            --             --             --         --        132,000
 Beneficial conversion feature of debenture note          --            --       380,720            --             --             --         --        380,720
 Issuance of c.s. to Beijing Broadcasting and
   Television Media Co., Ltd shareholders          2,400,000         2,400     1,402,900        18,722        (18,722)            --         --      1.405,300
 Issuance of c.s. to Beijing Lucky Star Adv.
   Century Co., Ltd. shareholders                  2,800,000         2,800       697,200        56,363        (56,363)            --         --        700,000
Effect of Beijing Hui Ying Int'l equity did
   not get consolidated due to restructuring
   Of Happy Time Media Inc.                               --            --            --       (30,250)      (167,656)            --         --       (197,906)
Net loss                                                  --            --            --            --     (1,767,219)            --         --     (1,767,219)
Foreign currency translation loss                         --            --            --            --             --             --         --         39,956
                                                 -----------   -----------   -----------   -----------    -----------    -----------   --------    -----------
BALANCE, December 31, 2006                        26,980,609   $    26,980   $ 3,958,947   $    75,085    $(2,787,497)   $        --   $ 36,493    $ 1,310,008
 Carry forward prior year adjustment                      --            --            --         5,148             --             --         --          5,148
 Net Loss                                                 --            --            --            --       (456,890)            --         --       (456,890)
 Foreign currency translation loss                        --            --            --            --             --             --         --        (22,626)
                                                 -----------   -----------   -----------   -----------    -----------    -----------   --------    -----------
                                                 $26,980,609   $    26,980   $ 3,958,947   $    80,233   $(3,207,895)   $        --  4   36,493    $   835,640
                                                 ===========   ===========   ===========   ===========    ===========    ===========   ========    ===========

         The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                               2007           2006
                                                            -----------    -----------
                                                             Unaudited      Unaudited
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $  (456,890)   $  (646,311)
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
        Minority interest                                        94,629        (10,388)
        Depreciation                                            143,787         13,210
        Amortization                                                 --        160,141
        Shares issued for services                                   --          4,500
        Non-cash financing expenses                                  --        238,000
      (Increase) decrease in assets:
        Accounts receivable                                     195,029       (106,787)
        Notes receivable                                             --
        Other receivables                                      (152,108)       (10.004)
        Other receivables - related parties                     237,315           (302)
        Inventories-production cost                              (4,847)
        Prepaid expense                                        (443,247)       (21,923)
        Other assets                                            (12,870)         2,219
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                  (164,535)        13,061
        Other payables                                           (8,005)          (390)
        Deferred revenue                                        (79,880)       (12,099)
        Taxes payable                                           (63,428)         9,860
                                                            -----------    -----------
          Net cash used in operating activities                (715,050)      (346,527)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment                                      124,179         (9,844)
    Additions to licensed programming                                --       (505,553)
    Cash acquired from Beijing Broadcasting and Television
      Media Co., Ltd acquisition                                     --
                                                            -----------    -----------
          Net cash used in investing activities                 124,179       (515,397)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debentures                               --             --
    Stock subscriptions paid                                         --      1,000,000
    Shareholders loan repaid                                         --             --
                                                            -----------    -----------
          Net cash provided by financing activities                  --      1,000,000
                                                            -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                         (27,056)           731
                                                            -----------    -----------

DECREASE IN CASH                                               (617,927)       138,807

CASH, beginning of period                                       743,565        195,578
                                                            -----------    -----------

CASH, end of period                                         $   125,638    $   334,385
                                                            ===========    ===========

         The accompanying notes are an integral part of this statement.

                                        4

                 NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
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

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

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

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

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

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Company name                    Place of incorporation          Ownership
-------------------------------------------------------------------------
Navistar Communications
Holdings, Ltd.                  Hong Kong                         100%

Beijing Broadcasting and
Television Media Co., Ltd       The People's Republic of China     70%

Beijng Lucky Star Century
Advertisement Co. Ltd.          The People's Republic of China     70%

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

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Translation adjustments amounted to $27,056 and 36,493 as of March 31, 2007 and
December 31, 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.74 RMB to $1.00 USD as compared to
7.8 RMB at December 31, 2006. The average translation rates applied to income statement accounts for the nine months ended September 30, 2006 and 2005 were
7.78 RMB and 7.96 RMB, respectively.

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

The weighted average number of shares used to calculate earnings (loss) per share for the three months ended March, 2007 and 2006 totaled 23,940,428 and
21,510,009, respectively.

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

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Note 3 -- ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2007 and December 31, 2006 consisted of the following:

                                          March 31,       December 31,
                                            2007             2006
                                        ------------      ------------
Accounts receivable                     $    453,553      $    646,417
Less: allowance for doubtful accounts        255,455           253,290
                                        ------------      ------------
    Totals                              $    198,098      $    393,127
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
Transportation equipment                5 years

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 4 - EQUIPMENT (cont'd)

Depreciation expense for the three months ended March 31, 2007 and 2006 was
$143,787 and $13,210, respectively.

Note 5 - LICENSED PROGRAMMING

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

Accounts payable and accrued expenses as of March 31, 2007 and December 31, 2006 consisted of the following:

                                          March 31,     December 31,
                                            2007           2006
                                        -----------     -----------
Accounts payable                        $   362,491     $   437,727
Accrued expenses                             82,059          56,222
                                        -----------     -----------
Totals                                  $   444,550     $   493,949
                                        ===========     ===========

Note 7 -- TAXES PAYABLE

Taxes payable mainly consisted of income taxes payable and sales taxes payable.
Total taxes payable amounted to $511,085 and $574,513 as of March 31, 2007 and
December, 2006, respectively.

Note 8 -- DEFERRED REVENUE

Deferred revenue consisted of cash payments advanced from customers. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Total deferred revenue amounted to $562,582 and $520,721 as of March 31, 2007 and December 31, 2006, respectively.

Note 9 - SUBORDINATED DEBENTURES

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 9 - SUBORDINATED DEBENTURES (cont'd)

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

On January 30, 2007, the Company filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures. The Company paid $34,666, issued $29,189 in common stock and
$746,534 in warrants as penalties related to the delay of filing the registration statement. This expense is included in the accompanying financial statements for year ended December 31, 2006.

The notes were discounted for the fair value of warrants issued with the notes, pursuant to APB 14 "Accounting for Convertible Debt and Debt Issued with Stock
Purchase Warrants". The notes were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 "Accounting for
Convertible Securities with Beneficial Conversion Features or Contingently
Adjustable Conversion Ratios." The discount is being amortized over the life of the notes. Through December 31, 2006, $360,360 was amortized and recorded as part of financing expenses. The fair value of the warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

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

                     NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 9 - SUBORDINATED DEBENTURES (cont'd)

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

Note 10 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party
-----------------------------------

Accounts receivable from related party represents amounts due from an entity owned by the Company's officer for equipment rental. Total related party accounts receivable amounted to $263,153 as of March 31, 2007 and March 31,
2006, respectively.

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

Other receivables - related parties
-----------------------------------

Other receivables due from related parties represents amount due from the
Company's shareholders and officers for operating purpose, and due from other related operating entities, which are owned by the Company's shareholders or officers, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivables. As of March 31, 2007 and December 31, 2006, total receivables due from related parties were $167,934 and $405,249, respectively.

Other payables - related party
------------------------------

Other payables due to related party represents amount due to an entity owned by the Company's officer, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not pay interest on these payables and they are included in the current portion of the payables. As of March 31, 2007 and December 31, 2006, total payables due to related party were $33,448 and $36,684 respectively.

Lease of office
---------------

On March 9, 2005, the Company signed an operating lease agreement with Mr.
Wenquan Yang, CEO of Lucky Star and Beijing Media, for the lease of the office space in Beijing. According to the agreement, the lease payment is approximately
$52,500, or RMB 420,000, per year. The agreement is renewable annually and the rental period was renewed to May 31, 2007. Rental expenses for the three months ended March 31, 2007 and full-year 2006 was $16,852 and $35,997, respectively.

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
         Results of Operations (cont'd)

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

Results of Operations for Three Months Ended March 31, 2007 versus March
31, 2006

For the three months ended March 31, 2007, the Company's revenues were
$1,296,213,an increase of 415,234 or 47%, from $880,979 for the three months ended March 31, 2006. The increase reflected a newly launched Stat Beijing and other programs as well as additional income from Lucky Star, offsetting the reduced sales due to the discontinuation of the movie channel program.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (cont'd)

Gross profits were $(33,773) for the three months ended March 31, 2007, an decrease of $150,016, from $116,243 from the same period in 2006. This decline in gross profit margin is largely due to low TV content production activities in the Company during the Chinese New Year against continued
allocation of depreciation expenses, the monthly amount of which had increased significantly after the acquisition of Beijing Media in 2006.

Selling, general and administrative expenses decreased $30,180, 8%, to $347,777 for the three months ended March 31, 2007 compared to $377,957 for the same period last year. The management has taken measures aimed at reducing the costs related to the operating of a public entity as well as improving overall cost-control at its China-based subsidiaries.

The Company incurred a loss of $381,550 from operations versus a loss of
$602,214 in the same three-month period of last year. If without considering the one-time financing expense of $340,000 in the three month in 2006, the loss from operations in the three months ended March 31, 2007 would post a bigger loss, which is directly impacted by the afore-mentioned increase in cost of sales.
With the Beijing Municipal Government's increased efforts in streamlining existing door advertising billboard and posts in Beijing, the Company expects increased cost of sales in the coming months until Summer 2008.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $456,890 or $0.02 per share versus a loss of $630,870, or
$0.03 per share in the prior year. At March 31, 2007, there were 26,980,609 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's operating activities required the use of more cash for the three months ended March 31, 2007 versus the same period 2006. This is a direct reflection of the increased additional costs, including cost to acquire additional outdoor advertising billboards and professional fees associated with operating a public company. The company has negotiated another 4-month extension when the existing $1,000,000 convertible debenture became due in March 31, 2007, thus there is no additional proceeds from financing activities.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (cont'd)

The Company had $743,565 in cash on March 31, 2007, versus $743,565 on December
31, 2006. The company is also working with certain strategic partners as well as its investment bankers to secure additional financing to increase working capital.

Inflation has not been a factor during the three months ending March 31, 2007.

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

NAVSTAR MEDIA HOLDINGS, INC.

Dated: May 20, 2007

/s/ Yang Wenquan
-----------------------
Yang Wenquan
Chief Executive Officer

