Form 10QSB
period 2007-06-30
Navstar Media Holdings, Inc.
filed 2007-08-20
CIK 1177274

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the Six-month period ended: June 30, 2007

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

As of June 30, 2007, the Registrant had 26,980,609 shares of common stock outstanding.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                        CONSOLIDATED BALANCE SHEETS AS OF
                        June 30, 2007 AND June 30, 2006

                                     ASSETS
                                                               June 30,      June 30
                                                                 2007          2006
                                                             (Unaudited)    (Unaudited)
                                                             -----------    -----------
CURRENT ASSETS:
    Cash                                                     $   159,694    $   169,112
    Accounts receivable, net of allowance for doubtful
      accounts of $255,455 and $230,260 as of
      June 30, 2007 and June 30, 2006                            379,454      1,746,541
    Accounts receivable - related parties                        366,261        254,816
    Notes receivable                                                  --         28,796
    Inventories-production cost                                    5,587          1,991
    Other receivables                                             69,327         50,948
    Other receivables - related parties                          440,517        159,676
    Prepaid expenses                                             245,226        637,912
    Other Assets                                                  30,374             --
                                                             -----------    -----------
      Total current assets                                     1,696,441      3,049,792
                                                             -----------    -----------

EQUIPMENT, net                                                 1,278,220      1,522,049
                                                             -----------    -----------

OTHER ASSETS:
     Other assets - held for sale                                     --         43,364
     Licensed programming, net                                        --      1,386,579
     Goodwill                                                    641,417             --
                                                             -----------    -----------
      Total other assets                                       1,429,943

        Total assets                                         $ 3,616,078    $ 6,001,784
                                                             ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $   953,764    $   528,453
    Other payables                                                82,948         24,961
    Other payables - related parties                             120,635        202,968
    Taxes payable                                                501,530        936,410
    Deferred revenue                                                  --        642,462
    Convertible debentures payable                               718,921      1,000,000
                                                             -----------    -----------
      Total current liabilities                                2,377,796      3,335,254
                                                             -----------    -----------

MINORITY INTEREST                                                760,498      1,161,414
                                                             -----------    -----------
SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 60,000,000 shares
      authorized, 26,980,609 and 24,035,009 shares
      issued and outstanding at June 30,2007 and
      June 30,2006, respectively                                  26,980         24,035
    Paid-in-capital                                            3,958,947      2,288,945
    Retained earnings (deficit)                               (3,567,001)      (836,888)
    Statutory reserves                                            81,484         30,250
    Accumulated other comprehensive loss                         (22,626)        (1,226)
                                                             -----------    -----------
      Total shareholders' equity                                 447,784      1,505,116
                                                             -----------    -----------

        Total liabilities and shareholders' equity           $ 3,616,078    $ 6,001,784
                                                             ===========    ===========

         The accompanying notes are an integral part of this statement.

                                        1

                                   NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                                (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                      Three months ended              Six months ended
                                                  --------------------------  --------------------------
                                                            June 30                     June 30
                                                  --------------------------  --------------------------
                                                       2007         2006          2007          2006
                                                    Unaudited    Unaudited      Unaudited     Unaudited
                                                  ------------  ------------  ------------  ------------
SALES REVENUE                                     $    303,640  $  1,670,029  $    735,256  $  1,948,090

COST OF SALES                                          250,198     1,492,224       715,587     1,654,042
                                                  ------------  ------------  ------------  ------------

GROSS PROFIT                                            53,442       177,805        19,669       294,048

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           425,230       187,487       773,006       565,443
FINANCING EXPENSES                                          --        20,000            --       360,500
                                                  ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                         (371,788)      (29,682)     (753,337)     (631,895)

OTHER EXPENSE (INCOME), NET OF OTHER INCOME
    (EXPENSE)                                          (53,067)         (168)      (72,356)       10,508
                                                  ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                            (318,721)      (29,514)     (680,982)     (642,403)
PROVISION FOR INCOME TAXES                                  --        10,139            --        33,172
                                                  ------------  ------------  ------------  ------------

NET LOSS BEFORE MINORITY INTEREST                     (318,721)      (39,653)     (680,982)     (675,575)

MINORITY INTEREST                                        3,892        19,699        98,521        30,087
                                                  ------------  ------------  ------------  ------------

NET LOSS                                              (322,614)      (59,352)     (779,504)     (705,662)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                 --         2,285            --        17,648

COMPREHENSIVE INCOME (LOSS)                       $   (322,614) $    (57,067)     (779,504)     (688,014)
                                                  ============  ============  ============  ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED      $     (0.012) $     (0.002) $     (0.029) $     (0.031)
                                                  ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES                   26,980,609    23,848,342    26,980,609    22,679,176
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

                                        2

                                       NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                                    (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                                                                                       Accumu-
                                                                                                                                       lated
                                                        Common stock                            Retained earnings                       other
                                                 -------------------------                 --------------------------                 compreh-
                                                                                                                                       ensive
                                                    Number                     Paid-in      Statutory                   Subscriptions  income
                                                  of shares     Par value      capital      reserves      Unrestricted    receivable   (loss)      Total
                                                 -----------   -----------   -----------   -----------    -----------    -----------  --------  -----------

BALANCE, December 31, 2005 (audited)              21,220,009   $    21,220   $   643,960   $    30,250    $  (131,226)   $        --  $(18,874) $   545,330
 Issued in connection with subordinated
  debenture offering:
    Common shares issued to placement agent          220,000           220        65,780            --             --             --        --       66,000
    Common shares issued to investors                200,000           200        59,800            --             --             --        --       60,000
    C.S. purchase warrants to investors                   --            --       100,000            --             --             --        --      100,000
    C.S. purchase warrants to placement agent             --            --        12,000            --             --             --        --       12,000
 Shares issued to supplier                            15,000            15         4,485            --             --             --        --        4,500
 Issuance of c.s. to Beijing Broadcasting and
   Television Media Co., Ltd shareholders          2,400,000         2,400     1,402,900        18,722        (18,722)            --        --    1,405,300
 Net loss                                                 --            --            --            --    $  (705,662)            --        --     (705,662)
 Shares cancellation                                 (20,000)          (20)           20            --             --             --        --           --
 Foreign currency translation loss                        --            --            --            --             --             --    17,648       17,548
                                                 -----------   -----------   -----------   -----------    -----------    -----------  --------  -----------
BALANCE, June 30, 2006 (unaudited)                24,035,009   $    24,035   $ 2,288,945   $    30,250    $  (836,888)   $        --  $ (1,226) $ 1,505,116
 Issued in connection with subordinated
  debenture offering:
    C.S. purchase warrants to notes holders               --            --   $   530,893            --             --             --        --      530,893
    C.S. issued to notes holders for
       Debenture interest                            145,600           145        29,189            --             --             --        --       29,334
    Transfer of existing shares from
       Management to notes holders                        --            --       132,000            --             --             --        --      132,000
 Beneficial conversion feature of debenture note          --            --       380,720            --             --             --        --      380,720
 Issuance of c.s. to Beijing Lucky Star Adv.
   Century Co., Ltd. shareholders                  2,800,000         2,800       697,200        56,363        (56,363)            --        --      700,000
Effect of Beijing Hui Ying Int'l equity did
   not get consolidated due to restructuring
   Of Happy Time Media Inc.                               --            --            --       (30,250)      (167,656)            --        --     (197,906)
Net loss                                                  --            --            --            --     (1,767,219)            --        --   (1,767,219)
Foreign currency translation loss                         --            --            --            --             --             --        --       39,956
                                                 -----------   -----------   -----------   -----------    -----------    -----------  --------  -----------
BALANCE, December 31, 2006                        26,980,609   $    26,980   $ 3,958,947   $    75,085    $(2,787,497)   $        --  $ 36,493  $ 1,310,008
 Carry forward prior year adjustment                      --            --            --         6,398             --             --        --        6,398
 Net Loss                                                 --            --            --            --       (779,504)            --        --     (779,504)
 Foreign currency translation loss                        --            --            --            --             --             --   (89,118)     (89,118)
                                                 -----------   -----------   -----------   -----------    -----------    -----------  --------  -----------
BALANCE, June 30, 3007 (unaudited)               $26,980,609   $    26,980   $ 3,958,947   $    81,483   $(3,567,001)   $        --  4 (52,625) $   447,784
                                                 ===========   ===========   ===========   ===========    ===========    ===========  ========  ===========

         The accompanying notes are an integral part of this statement.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                    2007           2006
                                                                 -----------    -----------
                                                                  Unaudited      Unaudited
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $  (779,504)   $  (705,662)
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
        Minority interest                                            116,458         30,087
        Depreciation                                                 136,245        115,420
        Amortization                                                      --        345,258
        Shares issued for services                                        --          4,500
        Non-cash financing expenses                                       --        238,000
      (Increase) decrease in assets:
        Accounts receivable                                          (91,666)       (11,618)
        Notes receivable                                                  --        (28,663)
        Other receivables                                             46,242        (19,938)
        Other receivables - related parties                          (35,268)       (79,958)
        Inventories-production cost                                   (5,173)        (1,981)
        Prepaid expense                                              261,582       (581,289)
        Other assets                                                 (30,374)            --
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                       (718,623)      (405,942)
        Other payables                                                99,334         12,489
        Deferred revenue                                             542,580        510,474
        Taxes payable                                                (72,983)        17,895
                                                                 -----------    -----------
          Net cash used in operating activities                     (531,150)      (560,928)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment                                          (52,722)       (134,252)
    Additions to licensed programming                                     --       (524,132)
    Cash acquired from Beijing Broadcasting and Television                          201,329
      Media Co., Ltd acquisition                                          --
                                                                 -----------    -----------
          Net cash used in investing activities                           --       (457,055)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of convertible debentures                                    --             --
    Stock subscriptions paid                                              --      1,000,000
    Shareholders loan repaid                                              --             --
                                                                 -----------    -----------
          Net cash provided by financing activities                       --      1,000,000
                                                                 -----------    -----------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                                   --        (8,483)
                                                                 -----------    -----------

DECREASE IN CASH                                                    (583,872)       (26,466)

CASH, beginning of period                                            743,566        195,578
                                                                 -----------    -----------

CASH, end of period                                              $   159,694    $   169,112
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
                                  June 30, 2007
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
                                  June 30, 2007
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
                                  June 30, 2007
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
                                  June 30, 2007
                                   (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Company name                    Place of incorporation                 Ownership
--------------------------------------------------------------------------------
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
                                  June 30, 2007
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

Translation adjustments amounted to $89,118 and $17,648 as of June 30, 2007 and
June 30, 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated at 7.62 RMB to $1.00 USD as compared to
7.99 RMB at December 31, 2006. The average translation rates applied to income statement accounts for the six months ended June 30, 2006 and 2005 were 7.68 RMB and 8.02 RMB, respectively.

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

The weighted average number of shares used to calculate earnings (loss) per share for the six months ended June, 2007 and 2006 totaled 26,980,609 and
22,679,176, respectively.

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
                                  June 30, 2007
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

Note 3 -- ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2007 and June 30, 2006 consisted of the following:

                                            June 30,          June 30,
                                              2007               2006
                                        ------------      ------------
Accounts receivable                     $    634,909      $  1,976,801
Less: allowance for doubtful accounts        255,455           230,260
                                        ------------      ------------
    Totals                              $    379,454      $  1,746,541
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
                                  June 30, 2007
                                   (Unaudited)

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

Accounts payable and accrued expenses as of March 31, 2007 and December 31, 2006 are $953,764 and $528,453, respectively.

Note 7 -- TAXES PAYABLE

Taxes payable mainly consisted of income taxes payable and sales taxes payable.
Total taxes payable amounted to $501,530 and $936,410 as of June 30, 2007 and
June 30, 2006, respectively.

Note 8 -- DEFERRED REVENUE

Deferred revenue consisted of cash payments advanced from customers. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Total deferred revenue amounted to $0 and
$642,462 as of June 30, 2007 and June 30, 2006, respectively.

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
                                  June 30, 2007
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
                                  June 30, 2007
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

Note 10 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party
-----------------------------------

Accounts receivable from related party represents amounts due from an entity owned by the Company's officer for equipment rental. Total related party accounts receivable amounted to $806,778 and $414,492 as of June 30, 2007 and
June 30, 2006, respectively.

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

Other payables - related party
------------------------------

Other payables due to related party represents amount due to an entity owned by the Company's officer, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not pay interest on these payables and they are included in the current portion of the payables. As of June 30, 2007 and June 30, 2006, total payables due to related party were $120,635 and $202,968 respectively.

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
Founded in 1992, Lucky Star is engaged in advertising business in the following areas: TV commercials, newspaper, magazines, and outdoor media. The purchase price was 2,800,000 shares of the Company's common stock. The consolidated 2006 financial statements of the Company as presented in this Report include the results of Lucky Star for a period of six months from July to December.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (cont'd)

On July 31, 2006, the subordinated debenture of $1,000,000 was extended till
November 30, 2006 with its conversion price adjusted to $0.40 and warrant price adjusted to $0.50 per shares. In addition, there is an increase of 20% of the principal and additional 20% warrants issued to the debenture holders. These
Debentures were again extended for another four months until March 31, 2007 with the conversion price further reduced to $0.20 per share and Warrant exercise price reduced to $0.30 per share. The notes were extended again till July 31,
2007 with certain members of the management transferring approximately 600,000 shares of common stokc owned to the holders of the debenture as compensation for the extension. On January 30, 2007, the Company has filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures.

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

So far the Company has not obtained the relevant approvals to launch the joint venture with CCTV and believes that the issuance of a TV shopping license from the 2008 Olympic Committee may not happen. Given the closeness to the 2008
Olympic Games, it may not be practical to launch a Olympic goods fouced TV shopping program even if the license from the 2008 Olympic Committee is issued.
The Company is currently exploring opportunities of operating a satellite TV channel and managing its programming and other acquisition opportunities.

Results of Operations for Six Months Ended June 30, 2007 versus June 30, 2006

For the six months ended March 31, 2007, the Company's revenues were $735,256, a decrease of $1,212,834, or 62%, from $1,948,090 for the six months ended June
30, 2006. The reduction in revenue came largely from Lucky Star and was primarily due to recent Beijing city government streamlining of the city's overall outdoor advertising business. Since beginning of 2007, and in preparation for 2008 Olympic Games, the Beijing city government started to
"clean up" the city's outdoor advertising infrastructure, resulting in demolition of a large majority of existing outdoor advertising posts.
Replacements will be erected subsequently but will be at increased cost to interested procurers. Lucky Star, like most of its competitors, were impacted by the afore-said government initiative, but is actively seeking alternative approaches to maintain and grow it business going forward.

Costs of sales were $715,587, as compared with $1,654,042 for the same period in
2005.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (cont'd)

Gross profits were $19,669 for the six months ended June 30, 2007, an decrease of $274,379, from $294,048 from the same period in 2006. This decline in gross profit margin is largely due to low TV content production activities in Beijing
Media and the increased cost of outdoor advertising media cost.

Selling, general and administrative expenses increased $207,563, or 37%, to
$773,006, for the six months ended June 30, 2007 compared to $565,443 for the same period last year. The management continued to focus on cost control, especially in view of the slow-growing TV content production and re-organization of the outdoor advertising business by Beijing city government. Also, the costs related to the operating of a public entity also accounted significantly for the increase in SG&A expenses.

The Company incurred a loss of $753,337 from operations versus a loss of
$631,895 in the same six-month period of last year.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $779,504 or $0.029 per share versus a loss of $688,014, or
$0.031 per share in the prior year. At June 30, 2007, there were 26,980,609 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's operating activities required the use of $531,150 cash for the six months ended June 31, 2007, slightly lower than the same period 2006. This is a direct reflection of the increased additional costs, including cost to acquire additional outdoor advertising billboards and professional fees associated with operating a public company. The company had no material investing or financing activities in the six month ended June 30, 2007.

Historically, the Chinese subsidiaries have been self-sufficient with respect to liquidity and capital requirements. Thus, the primary demand for cash relates to operating the public holding company within the United States. In addition, the
Company may also need additional capital infusions to explore other growth business Opportunities in China.

At the Company level, the $1,200,000 face value debenture has come due on July
31, 2007 and the Company does not have sufficient cash to repay the debenture and has been in the process of working out a buy-out of the debenture by outside investors to allow the Company to de-lever itself and move on. The debenture holders have in principle agreed to this approach and the Company is in the process of organizing such purchase.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (cont'd)

The Company had $159,694 in cash on June 30, 2007, versus $169,112 on June 30,
2006. The company is also working with certain strategic partners as well as its investment bankers to secure additional financing to increase working capital.

Inflation has not been a factor during the six months ending June 30, 2007.

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

NAVSTAR MEDIA HOLDINGS, INC.

Dated: August 20, 2007

/s/ Yang Wenquan
-----------------------
Yang Wenquan
Chief Executive Officer

