Form 10QSB
period 2007-09-30
Navstar Media Holdings, Inc.
filed 2007-12-17
CIK 1177274

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Nine-month period ended: September 30, 2007

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

As of September 30, 2007, the Registrant had 26,980,609 shares of common stock outstanding.

                               Table of Contents
     For the three and nine month periods ended September 30, 2007 and 2006
                           (in United States dollars)




Unaudited Consolidated Financial Statements                            Page

         Balance Sheets                                                  3
         Statements of Income and Other Comprehensive Income             4
         Statement of Changes in Shareholders' Equity                    5
         Statement of Cash Flows                                         6
         Notes to Financial Statements                                7-16

                NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
            (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.

                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

                                                      ASSETS

                                                                                 September 30,   September 30,
                                                                                     2007           2006
                                                                                 -------------  -------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash                                                                           $   141,236    $   502,221
   Accounts receivable, net of allowance for doubtful accounts of $263,564
     and $464,670 as of September 30, 2007 and September 30, 2006, respectively       114,710      1,417,009
   Accounts receivable - related parties                                              271,506        257,666
   Notes receivable
   Inventories-production cost                                                          2,042          5,730
   Other receivables                                                                  557,415        240,975
   Other receivables - related parties                                                435,775        320,925
   Prepaid expenses - current                                                         359,117        200,488
                                                                                  -----------    -----------
Total current assets                                                                1,881,801      2,945,014
                                                                                  -----------    -----------

PLANT AND EQUIPMENT, net                                                            1,260,629      1,658,550
                                                                                  -----------    -----------

OTHER ASSETS:
   Other assets - held for sale                                                            --         41,680
   Licensed programming, net                                                        2,097,843      1,212,700
   Goodwill                                                                           641,417        641,417
                                                                                  -----------    -----------
     Total other assets                                                             2,739,260      1,895,797
                                                                                  -----------    -----------
       Total assets                                                               $ 5,881,690    $ 6,499,361
                                                                                  ===========    ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $   457,131    $   715,304
   Other payables                                                                   1,276,121         97,038
   Other payables - related parties                                                   920,317        172,842
   Taxes payable                                                                      504,802      1,124,637
   Deferred revenue                                                                   649,760        201,301
   Convertible debentures payable                                                     718,930      1,143,103
                                                                                  -----------    -----------
     Total current liabilities                                                      4,527,061      3,454,225
                                                                                  -----------    -----------

MINORITY INTEREST                                                                     577,502      1,107,976
                                                                                  -----------    -----------

SHAREHOLDERS' EQUITY:
   Common Stock, $0.001 par value, 60,000,000 shares authorized, 26,980,609 and
     26,835,009 shares issued and outstanding
     as of September 30, 2007 and September 30, 2006 respectively                      26,980         26,835
   Paid-in-capital                                                                  4,042,948      3,156,319
   Accumulated deficit                                                             (3,403,975)    (1,308,907)
   Statutory reserves                                                                  75,085         30,250
   Accumulated other comprehensive income                                              36,089         32,663
                                                                                  -----------    -----------
     Total shareholders' equity                                                       777,127      1,937,160
                                                                                  -----------    -----------

       Total liabilities and shareholders' equity                                 $ 5,881,690    $ 6,499,361
                                                                                  ===========    ===========

         The accompanying notes are an integral part of these statements

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (Unaudited)


                                                            Three months ended               Nine months ended
                                                         ----------------------------------------------------------
                                                               September 30,                   September 30,
                                                         ----------------------------------------------------------
                                                            2007           2006             2007           2006
                                                         -----------   -------------     -----------   ------------

REVENUES                                                 $   117,829   $   2,509,047     $  853,085    $  3,244,303

COST OF SALES                                                 24,315       2,053,969        739,902       2,769,556
                                                         -----------   -------------     -----------   ------------

GROSS PROFIT                                                  93,514         455,078        113,183         474,747

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES                                284,962        869,262       1,057,969
FINANCING EXPENSES                                            83,564         596,444         83,564         596,444
                                                         -----------   -------------     ----------    ------------

INCOME(LOSS) FROM OPERATIONS                                   9,950        (426,328)      (839,643)     (1,179,666)

OTHER EXPENSE(INCOME), NET                                   (68,082)         82,521       (140,438)         10,165
                                                         -----------   -------------     ----------    ------------

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES                78,032        (508,849)      (699,205)     (1,189,831)
    AND MINORITY INTEREST
PROVISION FOR INCOME TAXES                                                                                   36,308

NET INCOME(LOSS) BEFORE MINORITY INTEREST                     78,032        (545,157)      (699,205)     (1,226,139)

LESS MINORITY INTEREST                                      (181,249)       (146,980)       (82,727)        (48,458)
                                                         -----------   -------------     ----------    ------------

NET INCOME(LOSS)                                             259,281        (398,177)      (616,478)     (1,177,681)

OTHER COMPREHENSIVE INCOME(LOSS):
    Foreign currency translation adjustments                  37,315         (51,537)        37,315         (51,537)

COMPREHENSIVE INCOME (LOSS)                              $   296,596   $    (449,714)    $ (579,163)   $ (1,229,218)
                                                         ===========   =============     ==========    ============

WEIGHTED AVERAGE NUMBER OF SHARES, BASIC AND DILUTED      26,980,609      22,919,268     26,980,609      22,919,268
                                                         ===========   =============     ==========    ============

EARNING PER SHARE, BASIC AND DILUTED                     $     0.010   $      (0.017)    $   (0.023)   $     (0.051)
                                                         -----------   -------------     ----------    ------------


         The accompanying notes are an integral part of these statements

                 NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                                               Preferred stock
                                                                                         ---------------------------
                                                                                                                           Paid-in
                                                                                           Share          Par value        capital
                                                                                         -----------      ----------      ----------
BALANCE, December 31,2005(audited)                                                        21,220,009       $ 21,220       $  643,960
     Issued in connection with subordinated debenture offering:
        Common shares issued to placement agent                                              220,000            220           65,780
        Common shares issued to investors                                                    200,000            200           59,800
        C.S. purchase warrants to investors                                                                                        0
        C.S. purchase warrants to placement agent                                                                             12,000
     Shares issued to suppliers                                                               15,000             15            4,485
     Issuance of common stock to Beijing Broadcasting
        and TelevisionMidia CO., Ltd. shareholders                                         2,400,000          2,400        1,402,900
     Issuance of common stock to Beijing Lucky Star
        Adversisement Century Co.,Ltd. shareholders                                        2,800,000          2,800          697,200
      Shares cancellation                                                                    (20,000)           (20)              20
     Net income(loss)
     Foreign currency translation adjustments                                            -----------       --------       ----------
BALANCE, September 30, 2006, unaudited                                                    26,835,009       $ 26,835       $2,886,145

     Issued in connection with subordinated debenture offering:
     C.S. purchase warrants to notes holders                                                 530,893
     C.S. issued to notes holders for Debenture interest                                     145,600         145.00           29,189
     Transfer of existing shares from Management to notes holders                                                            132,000
     Beneficial conversion feature of debenture note                                                                         380,720
     Effect of Beijing Hui Ying Int's equity did not get consolidated due to restructuring of Happy Time Media Inc.
     Net income(loss)
     Adjustment to statutory reserve
     Foreign currency translation adjustments
                                                                                         -----------       --------       ----------
BALANCE, December 31, 2006                                                                26,980,609       $ 26,980       $3,958,947

     Carry forward prior year adjustment                                                                                      84,001
     Net income(loss)
     Foreign currency translation adjustments
                                                                                         -----------       --------       ----------
BALANCE, September 30, 2007, unaudited                                                    26,980,609       $ 26,980       $4,042,948
                                                                                         ===========       ========       ==========


                                                                          Accumulated deficit         Accumulated
                                                                     ----------------------------       other
                                                                     Statutory                       comprehensive
                                                                     reserves       Unrestricted        income            Totals
                                                                     -----------    -------------     -----------     -------------
BALANCE, December 31,2005(audited)                                   $    30,250    $    (131,226)    $   (18,874)    $     545,330
     Issued in connection with subordinated debenture offering:                                                                  --
        Common shares issued to placement agent                                                                              66,000
        Common shares issued to investors                                                                                    60,000
        C.S. purchase warrants to investors                                                                                      --
        C.S. purchase warrants to placement agent                                                                            12,000
     Shares issued to suppliers                                                                                               4,500
     Issuance of common stock to Beijing Broadcasting                                                                            --
        and TelevisionMidia CO., Ltd. shareholders                        18,722          (18,722)                        1,405,300
     Issuance of common stock to Beijing Lucky Star                                                                              --
        Adversisement Century Co.,Ltd. shareholders                       56,363          (56,363)                          700,000
      Shares cancellation                                                                                                        --
     Net income (loss)                                                                 (1,177,681)                       (1,177,681
     Foreign currency translation adjustments                                                              51,537            51,537
                                                                     -----------    -------------     -----------     -------------
BALANCE, September 30, 2006, unaudited                               $   105,335    $  (1,383,992)    $    32,663     $   1,666,986

     Issued in connection with subordinated debenture offering:
     C.S. purchase warrants to notes holders                                                                                530,893
     C.S. issued to notes holders for Debenture interest                                                                     29,334
     Transfer of existing shares from Management to notes holders                                                           132,000
     Beneficial conversion feature of debenture note                                                                        380,720
     Effect of Beijing Hui Ying Int's equity did not get                                                                         --
        consolidated due to restructuring of Happy Time Media Inc.       (30,250)        (167,656)                         (197,906)
     Net income(loss)                                                                  (1,235,849)                       (1,235,849)
     Adjustment to statutory reserve                                                                                             --
     Foreign currency translation adjustments                                                               3,830             3,830
                                                                     -----------    -------------     -----------     -------------
BALANCE, December 31, 2006                                           $    75,085    $  (2,787,497)    $    36,493     $   1,310,008

     Carry forward prior year adjustment                                                                                     84,001
     Net income(loss)                                                                    (616,478)                         (616,478)
     Foreign currency translation adjustments                                                                (404)             (404)
                                                                     -----------    -------------     -----------     -------------
BALANCE, September 30, 2007, unaudited                               $    75,085    $  (3,403,975)    $    36,089     $     777,127
                                                                     ===========    =============     ===========     =============


         The accompanying notes are an integral part of these statements

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                  (Unaudited)

                                                                          2007              2006
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  (616,478)        $(1,177,681)
   Adjustments to reconcile net income to cash
     used in operating activities:
       Minority interest                                                (530,474)            (48,458)
       Depreciation                                                      111,792             120,437
       Amortization                                                      108,067             533,641
       Allowance for bad debt                                             10,274              71,598
       Stock issued for services                                              --               4,500
       Non-cash financing expenses                                            --             408,174
       Amortization of discount on convertible debentures                     --             143,103
     Changes in operating assets and liabilities
       Accounts receivable                                             1,292,025             423,826
       Accounts receivable - related parties                             (13,840)
       Other receivables                                                (316,440)            (63,376)
       Other receivables - related parties                              (114,850)            (96,656)
       Inventories-production cost                                         3,688              (5,486)
       Prepaid expenses - current                                       (158,629)           (134,357)
       Accounts payable and accrued expenses                            (258,173)           (358,245)
       Other payables                                                  1,179,083              38,278
       Other payable - related parties                                   747,475               1,969
       Deferred revenue                                                  448,459             (89,742)
       Taxes payable                                                    (619,835)             24,211
                                                                     -----------         -----------
        Net cash provided by (used in) operating activities            1,272,144            (204,264)
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to equipment                                            178,062            (213,287)
       Additions to licensed programming                              (3,310,544)           (530,336)
       Cash acquired from Beijing Broadcasting and Television
        Media Co., Ltd acquisition                                            --             201,329
       Cash acquired from Beijing Lucky Star Advertisement
        Century Co., Ltd acquisition                                          --              46,961

   Purchase of equipment
        Net cash used in investing activities                         (3,132,482)           (495,333)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of convertible debentures                                         --           1,000,000
                                                                     -----------         -----------
        Net cash provided by financing activities                             --           1,000,000
                                                                     -----------         -----------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                                    3,426               6,240
                                                                     -----------         -----------

DECREASE IN CASH                                                      (1,856,912)            306,643

CASH, beginning of period                                                502,221             195,578
                                                                     -----------         -----------
CASH, end of period                                                  $   141,236         $   502,221
                                                                     ===========         ===========

         The accompanying notes are an integral part of these statements

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2007
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2007
                                   (Unaudited)

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

On December 28, 2006, the Company entered into an agreement with the minority shareholders of Happy Times Media Inc. ("HTM") to transfer its interest back to HTM. Pursuant to the agreement all consideration paid to the shareholders of 600,000 shares of the Company's common stock will be returned to the Company. In return, the 70% ownership interest of HTM will be returned to HTM's shareholders or its designated party. As a result, HTM would no longer be a subsidiary of the Company and its financial results ceased to be consolidated into the Company's 2006 financial statements. The Company believes that in view of the unsatisfactory performance of HTM, this recession of the agreement and the disposal of HTM's operations will have a positive impact on the Company's performance and financial results in the long run

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements reflect activities of the Company and the following subsidiaries:


Company name                    Place of incorporation                 Ownership
--------------------------      ------------------------------         ---------
Navistar Communications
Holdings, Ltd.                  Hong Kong                                100%

Beijing Broadcasting and
Television Media Co., Ltd       The People's Republic of China            70%

Beijng Lucky Star Century
Advertisement Co. Ltd.          The People's Republic of China            70%

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

Translation adjustments amounted to $36,089 and $36,493 as of September 30, 2007 And September 30, 2006, respectively. The balance sheet amounts with the exception Of equity at September 30, 2007 were translated at 7.50 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2007 and 2006 were 7.66 RMB and
8.01 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Cash and Concentration of Risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with State-owned banks within the People's Republic of China. Total cash in these Banks at September 30, 2007 and September 30, 2006 amounted to $141,236 and $502,221 respectively, of which no deposits are covered by insurance. The Company has not experienced any loss in such accounts and believes it is not Exposed to any significant risks on its cash in bank accounts.

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

The weighted average number of shares used to calculate earnings (loss) per share for the nine months ended September, 2007 and 2006 totaled 26,980,609 and 22,919,268, respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The weighted average number of shares used to calculate earnings (loss) per share for the nine months ended September, 2007 and 2006 totaled 26,980,609 and 22,679,176, respectively.

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

Recently issued accounting pronouncements
-----------------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income taxes". FIN48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

Note 3 -- ACCOUNTS RECEIVABLE

Accounts receivable (including related parties) as of September 30, 2007 and September 30, 2006 consisted of the following:

                                        September 30,     September 30,
                                            2007             2006
                                         (unaudited)
                                        ------------      ------------
Accounts receivable                     $    649,780      $  2,139,345
Less: allowance for doubtful accounts        263,564           464,670
                                        ------------      ------------
    Totals                              $    386,216      $  1,674,675
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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


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

Plant and equipment at September 30, 2007 consist of the following:

                                            September 30, 2007
                                                (unaudited)
                                            ------------------
Leasehold improvements                      $        1,518,827
Machinery and equipment
Office equipment                                       857,928
Transportation equipment
        Totals                                       2,376,755
Less accumulated depreciation                        1,116,126
                                            ------------------
        Totals                                       1,260,629
                                            ==================

Note 5 -- LICENSED PROGRAMMING

Purchased programming costs are capitalized and carried as an asset. The account represents copyrighted TV programmings acquired by the Company since 2006. Such costs are charged to expense when the programming is sold. Licensed programming costs are amortized over the life of the licensing period, but not more than three years. Licensed programming as of September, 2007 and September 30, 2006 are $2,097,844 and $1,212,700 respectively.

Note 6 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses mainly consist of payments to be made for cost of sales and expenses incurred for the Company's operating activities.

Accounts payable and accrued expenses as of September 30, 2007 and September 30, 2006 are $457,131 and $715,304, respectively.

Note 7 -- OTHER PAYABLES

Other payables primarily consist of payments to be made, per prior agreement, to non-related parties that cooperated with the Company on certain business opportunities. Since the second quarter of 2007, the Company started to collaborate with major movie producers in China and made some investments, with funds mostly from outside, non-related individuals or companies, in a total of 4 movies. Original investments are expected to be recovered, together with a fixed rate of return, within 1 year. Total other payable amounted to $1,276,121 and $97,038 as of September 30, 2007 and September 30, 2006, respectively, reflecting the increased Payment obligations resulting from investing in movie production in 2007.

Note 8 -- TAXES PAYABLE

Taxes payable mainly consisted of income taxes payable and sales taxes payable. Total taxes payable amounted to $504,802 and $1,124,637 as of September 30, 2007 and September 30, 2006, respectively.

Note 9 -- DEFERRED REVENUE

Deferred revenue consisted of cash payments advanced from customers. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. Total deferred revenue amounted to $649,760 and $201,301 as of September 30, 2007 and September 30, 2006, respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note 10 -- SUBORDINATED DEBENTURES

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note 10 -- SUBORDINATED DEBENTURES (cont'd)

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

Note 11 - RELATED PARTY TRANSACTIONS

Accounts receivable - related party
-----------------------------------

Accounts receivable from related party represents amounts due from an entity owned by the Company's officer for equipment rental. Total related party accounts receivable amounted to $271,506 and $257,666 as of September 30, 2007 and September 30, 2006, respectively.

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

Other receivables - related parties
-----------------------------------

Other receivables due from related parties represents amount due from the Company's shareholders and officers for operating purpose, and due from other related operating entities, which are owned by the Company's shareholders or officers, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivables. As of September 30, 2007 and September 30, 2006, total receivables due from related parties were $435,775 and $320,925, respectively.

Other payables - related party
------------------------------

Other payables due to related party represents amount due to an entity owned by the Company's officer, for temporary cash flow needs. These transactions are recurring in nature. Due to their short term nature, the Company does not pay interest on these payables and they are included in the current portion of the payables. As of September 30, 2007 and September 30, 2006, total payables due to related party were $920,317 and $172,842 respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

Note 12 - MINORITY INTEREST

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

On July 9, 2006, the Company entered into a definitive agreement to acquire 70% of ownership interest in Beijing Lucky Star Advertising Company ("Lucky Star"). Founded in 1992, Lucky Star is engaged in advertising business in the following areas: TV commercials, newspaper, magazines, and outdoor media. The purchase price was 2,800,000 shares of the Company's common stock. The consolidated 2006 financial statements of the Company as presented in this Report include the results of Lucky Star for a period of nine months from July to December.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)


On July 31, 2006, the subordinated debenture of $1,000,000 was extended till November 30, 2006 with its conversion price adjusted to $0.40 and warrant price adjusted to $0.50 per shares. In addition, there is an increase of 20% of the principal and additional 20% warrants issued to the debenture holders. These Debentures were again extended for another four months until March 31, 2007 with the conversion price further reduced to $0.20 per share and Warrant exercise price reduced to $0.30 per share. The notes were extended again till July 31, 2007 with certain members of the management transferring approximately 600,000 shares of common stock owned to the holders of the debenture as compensation for the extension. The notes are currently over due and in default. The note holders and the Company are working out arrangement on the notes to allow the Company to move forward with its future business. On January 30, 2007, the Company has filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures.

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

The Company is currently exploring other opportunities for growth and expansion and may change its business direction and strategy to protect and increase its shareholders value. On December 13, 2007, the Company has entered into a merger agreement with Leewell Investment, Ltd. (LWL"), the shareholder of a real estate company in China on the condition that the Company shall spin off its media operations and to cancel the shares issued for the media operation acquisitions and to the Company's employees to restructure the Company's operations as well as satisfactory of its outstanding convertible notes issue. On December 14, 2007, the Company entered an agreement with the shareholders of Beijing Media and Lucky Star to return these two companies with all their assets and liabilities to its original shareholders and all the shares issued to the shareholders of these two companies.

Results of Operations for Nine months Ended September 30, 2007 versus September 30, 2006

For the nine months ended September 30, 2007, the Company's revenues were $853,085, a decrease of $2,391,218, or 73.7%, from $3,244,303 for the nine months ended September 30, 2006. The reduction in revenue came largely from Lucky Star and was primarily due to recent Beijing city government streamlining of the city's overall outdoor advertising business. Since beginning of 2007, and in preparation for 2008 Olympic Games, the Beijing city government started to "clean up" the city's outdoor advertising infrastructure, resulting in demolition of a large majority of existing outdoor advertising posts.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Replacements will be erected subsequently but will be at increased cost to interested procurers. Lucky Star, like most of its competitors, were impacted by the afore-said government initiative, but is actively seeking alternative approaches to maintain and grow it business going forward.

Costs of sales were $739,902, as compared with $2,769,556 for the same period in 2006.

Gross profits were $113,183 for the nine months ended September 30, 2007, a decrease of $361,564, from $474,747 from the same period in 2006. This decline in gross profit margin is largely due to low TV content production activities in Beijing Media and the increased cost of outdoor advertising media.

Selling, general and administrative expenses decreased $188,707, or 17,8%, to $869,262, for the nine months ended September 30, 2007 compared to $1,057,969 for the same period last year, which is primarily due to decreased sales activities. The management continued to focus on cost control, especially in view of the slow- growing TV content production and re-organization of the outdoor advertising business by Beijing city government.

The Company incurred a loss of $839,643 from operations versus a loss of $1,179,666 in the same nine-month period of last year.

Income taxes reflect assessments of tax in China for subsidiary operations. The minority interest represents the 30% interest in the subsidiaries not owned by the Company. The charge associated with other comprehensive income or loss relates to small currency translation adjustments.

After accounting for the various components of the income statement, the company recorded a loss of $579,163 or $0.023 per share versus a loss of $1,229,218, or $0.051 per share in the prior year. At September 30, 2007, there were 26,980,609 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company's operating activities provided $1,272,144 cash for the nine months ended September 30, 2007 as compared to $204,264 used in generated from operating activities in the same period 2006. This is mainly the result of increased term of payment from outside co-investors in movie production, which is offset by the Company's investment in additional licensed programmings.

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

The Company had $141,236 in cash on September 30, 2007, versus $502,221 on September 30,2006. The company is also working with certain strategic partners as well as its investment bankers to secure additional financing to increase working capital.

Inflation has not been a factor during the nine months ending September 30, 2007.

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

Item 5. Other Information, Subsequent Development

The Company is currently exploring other opportunities for growth and expansion and may change its business direction and strategy to protect and increase its shareholders value. On December 13, 2007, the Company has entered into a merger agreement with Leewell Investment, Ltd. (LWL"), the shareholder of a real estate company in China on the condition that the Company shall spin off its media operations and to cancel the shares issued for the media operation acquisitions and to the Company's employees to restructure the Company's operations as well as satisfactory of its outstanding convertible notes issue. Assuming a 2007 net income of approximately $30,000,000 for Leewell, the Company agreed to issue the shareholders of Leewell shares constituting approximately 97.2% it total and outstanding shares of common stock. Leewell is being audited currently. There are risks whether the auditing result is satisfactory to the Company. On December 14, 2007, the Company entered an agreement with the shareholders of Beijing Media and Lucky Star to return these two companies with all their assets and liabilities to its original shareholders and all the shares issued to the shareholders of these two companies.

Item 6.  Exhibits

     Exhibits: The following exhibits are filed with this report:

          31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

          31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

          32.1 Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          10.1 Stock Purchase Agreement dated December 13, 2007

          10.2 Agreement of Divesture dated September 29, 2007




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVSTAR MEDIA HOLDINGS, INC.

Dated: December 13, 2007


/s/ Yang Wenquan
-----------------------
Yang Wenquan
Chief Executive Officer