Form 10KSB
period 2007-12-31
Navstar Media Holdings, Inc.
filed 2008-04-22
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2007

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


                         26, Chaowai Road, Suite A2205,
                    Chaoyang District, Beijing, 100020, China
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                               Phone: 630-946-4362
                                Fax: 630-637-6920
                                -----------------
                           (Issuer's telephone number)

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed fiscal year-end (December 31, 2007) is $2,158,449 based upon the closing sale price of $0.08 per share on December 31, 2007.

As of December 31, 2007, there were 26,980,609 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes: [ ] No: |X|

                                TABLE OF CONTENTS
                         TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2007

PART I                                                                     Page
-------                                                                    ----
Item 1.       Description of Business                                        1
Item 2.       Description of Property                                       19
Item 3.       Legal Proceedings                                             19
Item 4.       Submission of Matters to a Vote of Security Holders           19

PART II
Item 5.       Market for Common Equity and Related Stockholder Matters      19
Item 6.       Management's Discussion and Analysis or Plan of Operation     20
Item 7.       Financial Statements                                          22
Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           22
Item 8A.      Controls and Procedures                                       22
Item 8B.      Other Information                                             24

PART III
Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act    24
Item 10.      Executive Compensation                                        27
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    28
Item 12.      Certain Relationships and Related Transactions                28
Item 13.      Exhibits                                                      28
Item 14.      Principal Accountant Fees and Services                        29



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

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

Navstar Media Holdings, Inc. ("Navstar" or the "Company") is a Nevada based corporation that owns 100% of Navstar Communications Holdings, Ltd, a Hong Kong company, which in turns owns majority interests in firms specializing in media content production and distribution in the People's Republic of China ("PRC").


CORPORATE HISTORY

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, ("NCHL") was originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. (HTM.) During 2005, NCHL increased its ownership interest in HTM to 70%. Based on an agreement with the original shareholders and management of HTM, on December 27, 2006, the Company reorganized its content productions by absorbing useful and non-redundant assets of Happytimes into Beijing and spun off Happytimes with its liabilities to its original shareholders with no additional consideration paid to them and HTM ceased to be a subsidiary of the Company. On December 14, 2007, the Company formally disposed of Beijing Media and Lucky Star to return these two companies with all their assets and liabilities to its original shareholders and all the shares issued to the shareholders of these two companies. Currently, the Company has only one subsidiary Navstar Communications Holdings, ltd. in Hong Kong with no substantial operations. The Company is currently exploring other opportunities for growth and expansion and may change its business direction and strategy to protect and increase its shareholders value. On December 13, 2007, the Company has entered into a merger agreement with Leewell Investment, Ltd. (LWL"), the shareholder of a real estate company in China on the condition that the Company shall spin off its media operations and to cancel the shares issued for the media operation acquisitions and to the Company's employees to restructure the Company's operations.

On January 1, 2007, the Company agreed to allow Beijing Media and Lucky Star to operate independently while it focused on identifying merger candidates with substantial operations to merge with. The Company disposed Beijing Media and Lucky Star to return these two companies with all their assets and liabilities to their original shareholders and all the shares issued to the shareholders of these two companies as of January 1, 2007. Currently, the Company has only one subsidiary Navstar Communications Holdings, ltd. in Hong Kong with no substantial operations. Further, financial statements as of and for the year ended December 31, 2006 have been restated to reflect Beijing Media and Lucky Star as discontinued operations for comparison purpose.


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

NAVSTAR COMMUNICATIONS HOLDINGS., LTD

Navstar Communications Holdings, Ltd ("Navstar Communications") is a media content production and distribution holding company located in Hong Kong of the People's Republic of China ("PRC"). After recent disposition of its two operating subsidiaries, it does not have substantial operations.

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

EMPLOYEES

As of the date of this filing, Navstar and it's subsidiaries have 56 full time employees plus three corporate officers, consisting of the Chief Executive Officer, the Chief Financial Officer and the Corporate Secretary.

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

The Company has accumulated large losses and payment obligations and its continued viability is in doubt if it does not consummate a merger with a candidate with substantial operations.

     The Company has acccumulated large losses over its operations, failed acquisitions and substantial payment obligations. It is currently waiting for Leewell Ltd., a real estate company to complete its audit to consummate a merger. Without such a merger, the company's viability is serious doubt. However, there is no assurance that such a merger will happen or will happen within the framework expected or on terms most favorable to the Company. There is also no assurance that alternative merger candidates can be identified within reasonable timeframe or on terms favorable to the company in case the merger with Leewell Ltd. does not materialize.

Our internal control over financial reporting was not considered effective as of December 31, 2007 and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2007 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.


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

     The Company derives a significant portion of its revenue from the production and sale of made-for-TV programs. The ability of the Company to generate and maintain significant revenues will depend upon its products and distribution partners' products being attractive to its users and to advertisers. The quality of its productions and the ability of the Company's distribution network will determine revenue growth. Currently, the two largest customers are CCTV and Beijing TV, CCTV being the national TV network monopoly and Beijing TV the local monopoly in Beijing. Both of them are state-owned. The Company strives to broaden its customer base. But it is difficult to predict how successful this effort can be given the current market structure.

Due to the failed acquisition effort of Dongfang Zhengyi Media the Company's operation and financial position has suffered significantly and its viability is in great danger

     As a result of the failed acquisition effort of Dongfang Zhengyi Media, the Company has incurred significant debt and is technically in default and depends on the cooperation of help of the convertible note holders to maintain its existence and basic operation and is currently exploring options for mergers with companies with more substantial operations. There can be no assurance that such merger discussions will be successful and no assurance that the company can maintain its operations and existence.

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

     The future success of the Company is heavily dependent upon the continued service of its key executives and management employees. The Company will be dependent on the expertise of key management and on their relationships with the relevant regulatory authorities, customers and suppliers. If one or more of these key executives and employees are unable or unwilling to continue in their present positions, the Company may not be able to easily replace them and it may face significant difficulties. Each of the executive officers of Navistar and its subsidiaries has entered into an employment agreement confidentiality, non-compete and non-solicitation. However, the degree of protection afforded to an employer pursuant to confidentiality and non-competition undertakings governed by PRC law may be more limited when compared to the degree of protection afforded under the laws of other jurisdictions. In addition, the Company does not and does not intend to maintain key-man life insurance for any of its key executives. As such, the loss of key personnel may significantly impact the performance of the Company in the future.

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

     The Company intends to use the proceeds of its fund raises to fund acquisitions, expand into new areas of media, for working capital, and for other general corporate purposes. Although it is anticipated that additional funding will be required to achieve the projected growth estimates, if growth occurs at a more rapid pace than projected, additional funding beyond may be required. No assurance can be made that the Company will be able to obtain additional financing (if required), or that such financing can be obtained on conditions favorable to the Company and its shareholders. The Company may have to accept financing on terms undesirable to the Company and it's shareholders from time to time.

There are risks associated with the Company's strategy of expansion through internal growth

     The Company intends to follow a strategy of dual expansion, through internal organic growth and external acquisitions. Even though internal organic growth may seem to be less risky as compared to acquisitions, it may still carries many risks with the key risk being whether such internal growth is achievable with its existing talent pool and whether such internal growth can be well managed and focused so as to benefit the long growth goals of the Company. The ability of current management to enter into new areas of growth and expansion by relying on its existing resources can also be a challenge given the lack of experience and expertise in such fields.

There are risks associated with the Company's strategy of expansion through acquisitions, each of which may result in a material adverse effect on its operating or financial performance.

     The Company is in the process of acquiring other operating entities and intends to actively identify and acquire additional assets, technologies and businesses in the future that are complementary to its existing core media business. Such selection of acquisition targets may be flawed causing financial and damages to the Company's operations. These acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions the Company decides to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. In addition, the Company may have significant problems integrating and digesting such acquisition targets even after successful initial acquisitions, producing negative impact on the Company's business operations and performance.

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

The Company is Dependent on Third Party Partners and Contractors for Delivering its Future Services

     In case of a launch of its TV shopping operations, the Company will depend on third party service providers to deliver and/or process TV shopping orders and on the production of such products. The Company cannot control their service and production and these third parties' unsatisfactory performance of their obligations towards the Company may cause negative impact on the Company's relationship with its customers.

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


                                     TABLE 1

                       QUARTERLY COMMON STOCK PRICE RANGES

QUARTER ENDED                                HIGH                    LOW
December 31, 2006                            $ 0.25                  $0.25
March 31, 2007                               $ 0.18                  $0.90
June 30, 2007                                $ 0.125                 $0.35
September 30, 2007                           $ 0.08                  $0.22
December 31, 2007                            $ 0.08                  $0.23

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2007, there were approximately 130 stockholders of record of our Common Stock.

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

OVERVIEW

Navstar Media Holdings, Inc. ("the Company") currently owns 100% interest in Navstar Communications Holdings, Ltd., a Hong Kong holding company. It has disposed its two operating subsidiaries, Beijing Media and Lucky Star. The prior failed acquisition attempt with DongFang Zhengyi Media caused serious operational and financial problems for the Company. As a result, the Company is re-evaluating its options and has entered into a merger agreement with Leewell, Ltd. a real estate company. As a result of the financial results for 2007 do not reflect the operations of the two spun-off entities.

Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

RESULTS OF OPERATIONS:

NET SALES

There was no operating activities in 2007, resulting in $0 revenue recognition as compared to $0 in 2006 due to the discontinued operations and spinoff of the subsidiaries.

COST OF SALES

There was no cost of sales incurred which the result of afore-said non operation of the Company in 2007 as compared to $0 in 2006 due to discontinued operations and spinoff of the subsidiaries.

OPERATING EXPENSE

Total operating expense in 2007 amounted to $402,244, which consist primarily of good-will write off, loss from discontinued operations, accrued SG&A related expenses as compared to $1,064,389 of 2006, a decrease of approximately 62% due to the discontinued operations and spinoff of the subsidiaries.

INCOME (LOSS) FROM OPERATIONS

The company incurred loss from continuing operations of $1,443,723 as compared to $2,048,442 an decrease of approximately 30%, largely due to the maintenance of the parent company and servicing of certain convertible notes obligations.

LIQUIDITY AND CAPITAL RESOURCES

While cash has historically been generated from operations, 2007 saw a cessation of the underlying business operations and the lack of any positive cashflow from operations and financing activities. Cash and cash equivalents were approximately $1,269 on December 31, 2007 and no other current assets on that same date. The Company's total liabilities were $1,496,678 on December 31, 2007, making working capital (current assets less current liabilities) an approximately negative $1,495,409. The Company is having difficulty meeting its cashflow requirements and is seeking ways to resolve these problems either through a merger with a candidate with sufficient cashflows or additional financings. But there is no assurance that either of the above-mentioned options may materialize.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with auditors for any and all of the fiscal years hereby presented. The company has engaged the services of Bernstein & Pinchuk LLP.

Our board of directors authorized the engagement of Bernstein & Pinchuk LLP, Certified Public Accountants and Consultants ("Moore Stephens") as the new independent auditor to audit our financial statements. This appointment replaced Moore Stephens Wurth Frazer and Torbet ("Moore Stephens") which was dismissed effective on April 18, 2008 as the independent accountant engaged to audit our financial Statements. Our board of directors authorized the dismissal of Moore Stephens. Moore Stephens performed the audit of the Registrant's financial statements for the years ended December 31, 2006 and 2005. During this period and the subsequent interim period prior to its dismissal, there were no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv)of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

On December 18, 2007, our board of directors approved the decision to retain Bernstein & Pinchuk LLP to serve as our principal independent accountant. Bernstein & Pinchuk LLP has not performed any consulting or advisory services to the Company prior to their engagement as the independent public accountants for the Company.

ITEM 8A.   CONTROLS AND PROCEDURES

ITEM 8A(T) Management's Report on Assessment of Internal Control Over Financial Reporting

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

As of December 2006, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weaknesses disclosed below in "Management's Report on Internal Control over Financial Reporting."

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

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 using the criteria described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, Management has identified one material weakness, as described below, and therefore has concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

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

In the process of its assessment, our management identified the following material weaknesses in our internal control over financial reporting:

     1. Accounting and Finance Personnel Weaknesses -- The operation of the Chinese subsidiaries is in China, hence the presentation of their financial statements does not fully comply with the USGAAP. The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

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

There was no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

ITEM 8B.   OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and positions of our directors and officers.

                                     TABLE 4

Directors                 Age              Position
---------                 ---              --------

Ranny Liang               51               Chairman

Edward Meng               40               Chief Financial Officer, Director

John Chen                 35               Director

Lester Schecter           73               Director

Ross Warner               42               Director


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

BOARD OF DIRECTORS

The Company's Board of Directors is comprised of Ranny Liang, Edward Meng, Ross Warner, John Chenand Lester Schecter. The Board of Directors will meet approximately four times annually and on an as needed basis. Outside Directors will be compensated $15,000 annually, plus a one-time stock grant of 30,000 common shares. The Board of Directors does not currently have a specifically-designated audit committee. Issues related to the audit are administered by the two outside Directors at the moment.

John Wong, a former director tendered resignation and his resignation is accepted by the Company effective April 15, 2007.

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

The following table sets forth information regarding the beneficial ownership of Navstar Media Holdings, Inc. as of December 31, 2005 and is adjusted to reflect:
o each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock; o each of its officers and directors; and o all of its officers and directors as a group

Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Name and Address of       Title        Amount and Nature of    Approximate Percentage of
Beneficial Owner                       Beneficial Ownership    Outstanding Common Stock
                                                                 Before Offering
------------------------- ------------ ----------------------- -------------------------
Whalehaven Capital Fund   N/A          2,040,000               7.1%
Limited (1)
------------------------- ------------ ----------------------- -------------------------
Forum Global              N/A          2,040,000               7.1%
Opportunities Master
Fund, L.P. (2)
------------------------- ------------ ----------------------- -------------------------
Ranny Liang               Chairman     2,168,300               8%
------------------------- ------------ ----------------------- -------------------------
Yang Wenquan              former CEO,  3,952,000 (3)           14.6% (to be cancelled)
                          Director
------------------------- ------------ ----------------------- -------------------------
Edward Meng               CFO,         0                       0%
                          Director
------------------------- ------------ ----------------------- -------------------------
Lester Schecter           Director     90,000                  *
------------------------- ------------ ----------------------- -------------------------
John Chen                 Director     0                       0%
------------------------- ------------ ----------------------- -------------------------
Ross Warner               Director     0                       0%
------------------------- ------------ ----------------------- -------------------------
All directors and         N/A          6,210,300               23.0%
executive officers as a
group (7 individuals)
------------------------- ------------ ----------------------- -------------------------

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

ITEM 10.   EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2007, 2006, and 2005. None of our executive officers received compensation in excess of $100,000 for the fiscal years 2007, 2006 or 2005, respectively. The following table summarizes all compensation received by our Chief Executive Officer(s) and Chief Financial Officer for the fiscal years 2007, 2006 and 2005.
                                     TABLE 6
                             EXECUTIVE COMPENSATION

Executive Compensation
----------------------

         The following table sets forth certain information concerning the compensation paid to our chief executive officer and our four other most highly compensated executive officers and our independent director during the periods described below:

      NAME AND                      ANNUAL COMPENSATION                  LONG TERM COMPENSATION         All
 PRINCIPAL POSITION                                                                                    OTHER
                                                                                                    COMPENSATION
--------------------- ------------------------------------------------- ------------------------- -----------------
                       YEAR    SALARY($)   BONUS($)        OTHER           AWARDS       PAYOUTS
                                                           ANNUAL
                                                        COMPENSATION
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
                                                                         SECURITIES
                                                                         UNDERLYING
                                                                         OPTIONS(#)
--------------------- ------- ------------ ---------- ----------------- -------------- ---------- -----------------
    Yang Wenquan                60,000         0       250,000 shares         0            0             0
    (former CEO)                                            (1)
                       2004                    0             0                0            0             0
                       2005                    0             0                0            0             0

    Edward Meng        2003        0           0             0                0            0             0
                       2004                    0             0                0            0             0
                       2005                    0             0                0            0             0

  Lester Schecter      2003        0           0             0                0            0             0
                       2004                    0             0                0            0             0
                       2005                    0             0                0            0             0




(1) Paid quarterly.

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

We did not grant any options/stock appreciation rights during the fiscal year ended December 31, 2005.

COMPENSATION OF DIRECTORS

Given the continuously distressed financial situation of the Company, there has Been no plan to provide compensation to Directors, thus by December 31, 2007 there was no such compensation related expenses accrued.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 14, 2007, the Company formally disposed of Beijing Media and Lucky Star to return these two companies with all their assets and liabilites to its original shareholders and all the shares issued to the shareholders of these two companies. Currently, the Company has only one subsidiary Navstar Communications Holdings, ltd. in Hong Kong with no substantial operations.


ITEM 13.   EXHIBITS

The following documents are filed as part of this report:

(1) Financial Statements -- See Index to Consolidated Financial Statements on page F-1 of this report.

(2)  Exhibits -- See Index to Exhibits.

Exhibit       Description
Number
-------       ----------------------------------------------------------------
21.1          Subsidiaries of Registrant (2)

23.1          Consent Moore Stephens Wurth Frazer and Torbet, LLP (2)

31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2 Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2007 and Fiscal Year 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2007: $30,000
Fiscal Year 2006: $210,000

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2007 and Fiscal Year 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2007: $0
Fiscal Year 2006: $0

TAX FEES

The aggregate fees billed for each of Fiscal Year 2007 and Fiscal Year 2006 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2007: $5,000
Fiscal Year 2006: $5,000

                            ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2007 and Fiscal Year 2006 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2007: $8,000
Fiscal Year 2006: $0



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

                                                   NAVSTAR MEDIA HOLDINGS, INC.
                                                   (Registrant)

Date: April 22, 2008                               By: /s/ Ranny Liang
                                                       ---------------
                                                        Ranny Liang
                                                        Executive Chairman



Date: April 22, 2008                               By: /s/ Edward Meng
                                                       ---------------
                                                        Edward Meng
                                                        Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                       Title                                  Date
----                       -----                                  ----

/s/ Edward Meng
---------------
Edward Meng                Chief Financial Officer /Director      April 22, 2008

/s/ Lester Schecter
-------------------
Lester Schecter            Director                               April 22, 2008

/s/ Ranny Liang
---------------
Ranny Liang                Chairman / Director                    April 22, 2008

/s/ Ross Warner
---------------
Ross Warner                Director                               April 22, 2008

/s/ John Chen
-------------
John Chen                  Director                               April 22, 2008

                                  EXHIBIT INDEX

Exhibit       Description
Number
-------       ----------------------------------------------------------------
21.1          Subsidiaries of Registrant (2)

23.1          Consent Moore Stephens Wurth Frazer and Torbet, LLP (2)

31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2 Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

Navstar Media Holdings. Inc. and Subsidiaries
-------------------------------------------------------------------------------

                                Table of Contents

                                                                   PAGE

Report of Independent Registered Public Accounting Firms        F-2 - F-3
Consolidated Financial Statements
Balance Sheets                                                        F-4
         Statements of Operations                                     F-5
         Statement of Shareholders' Equity (Deficiency)               F-6
         Statement of Cash Flows                                      F-7
         Notes to Financial Statements                          F-8 - F-17

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





/s/ Moore Stephens Wurth Frazer and Torbet, LLP
-----------------------------------------------

Walnut, California
March 28, 2007

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS




To the Board of Directors and Stockholders of Navstar Media Holdings, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Navstar Media Holdings, Inc, ("the Company") as of December 31, 2007, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has incurred significant losses from operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Bernstein & Pinchuk LLP
--------------------------
April 21, 2008
New York, NY

                  NAVSTAR MEDIA HOLDINGS,INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006

                                     ASSETS
                                                     December 31,   December 31,
                                                        2007           2006
                                                     -----------    -----------
CURRENT ASSETS:
   Cash                                              $     1,269    $     4,545
   Prepaid expenses - current                                 --        114,000
                                                     -----------    -----------
     Total current assets                                  1,269        118,545
                                                     -----------    -----------

OTHER ASSETS:
   Goodwill                                                   --        641,417
                                                     -----------    -----------
     Total other assets                                       --        641,417
                                                     -----------    -----------

Assets of Discontinued Operations                             --      3,721,574
                                                     -----------    -----------
       Total assets                                  $     1,269    $ 4,481,536
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses             $   777,757    $   282,788
   Other payables
   Convertible debentures payable                        718,921        718,921
                                                     -----------    -----------
     Total current liabilities                         1,496,678      1,001,709
                                                     -----------    -----------

Liability of Discontinued Operations                          --      1,525,779
                                                     -----------    -----------

MINORITY INTEREST                                             --        644,040
                                                     -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIENCY):
   Common Stock, $0.001 par value, 60,000,000
       shares authorized; 26,980,609 shares issued
       for 2007, issued and outstanding for 2006          26,980         26,980
   Paid-in-capital                                     3,958,947      3,958,947
   Accumulated deficit                                (4,156,135)    (2,787,497)
   Statutory reserves                                         --         75,085
   Accumulated other comprehensive income                (20,001)        36,493
   Treasury stock, at cost,                           (1,305,200)            --
                                                     -----------    -----------
     Total shareholders' equity (deficiency)          (1,495,409)     1,310,008
                                                     -----------    -----------

                                                     $     1,269    $ 4,481,536
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                        2007           2006
                                                   ------------    ------------
REVENUES                                           $         --    $         --

COST OF SALES                                                --              --
                                                   ------------    ------------

GROSS PROFIT                                                 --              --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            402,244       1,064,389
FINANCING EXPENSES                                           --         777,361
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (402,244)     (1,841,750)

OTHER EXPENSE(INCOME), NET
    Interest expense                                     96,000         206,692
    Other expense, net of (income)                      114,000              --
                                                   ------------    ------------
                                                        210,000         206,692

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                              (612,244)     (2,048,442)
PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------

LOSS FROM CONTINUING OPERATIONS                        (612,244)     (2,048,442)


LOSS FROM DISCONTINUED OPERATIONS                      (831,479)       (365,087)
                                                   ------------    ------------
NET LOSS                                           $ (1,443,723)   $ (2,413,530)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES,
BASIC AND DILUTED                                    21,780,609      23,940,428
                                                   ============    ============

LOSS PER SHARE, BASIC AND DILUTED                  $     (0.066)   $     (0.101)
                                                   ============    ============


        The accompanying notes are an integral part of these statements



                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006




                                              Common stock                       Retained earnings
                                          --------------------                ----------------------

                                             Number                 Paid-in   Statutory
                                           of shares  Par value     capital   reserves   Unrestricted
                                          ----------  --------- ------------  ---------  ------------
BALANCE, December 31,2005(audited)        21,220,009  $  21,220  $   643,960  $  30,250  $  (131,226)
  Issued in connection with
  subordinated debenture offering:
    Common Shares issued to
      placement agent                        220,000        220       65,780         --           --
    Common Shares issued to
      investors                              200,000        200       59,800         --           --
    C.S. purchase warrants to
      placement agent                             --         --       12,000         --           --
    C.S. purchase warrants to
      notes holders                               --         --      530,893         --           --
  C.S. issued to notes holders
      for Debenture interest                 145,600        145       29,189         --           --
  Transfer existing shares from
      Management to notes holders                 --         --      132,000         --           --
  Beneficial conversion feature of
      debenture note                              --         --      380,720         --           --
  Shares issued to suppliers                  15,000         15        4,485         --           --
  Issuance of common stock to Beijing
     Broadcasting and TelevisionMidia CO.,
     Ltd. shareholders                     2,400,000      2,400    1,402,900     18,722      (18,722)
  Issuance of common stock to Beijing
     Lucky Star Adversisement Century
     Co.,Ltd. shareholders                 2,800,000      2,800      697,200     56,363      (56,363)
  Issued in connection with subordinated
  debenture offering:
  Effect of Beijing Hui Ying Int's
     equity did not get consolidated
     due to restructuring of Happy
     Time Media Inc.                              --         --           --    (30,250)    (167,656)
  Net income(loss)                                --         --           --         --   (2,413,530)
  Adjustment to statutory reserve                 --         --           --         --           --
  Foreign currency translation gain               --         --           --         --           --
  Shares cancellation                        (20,000)       (20)          20         --           --
                                         -----------  ---------  -----------  ---------  -----------
BALANCE, December 31, 2006                26,980,609  $  26,980  $ 3,958,947  $  75,085  $(2,787,497)

    Treasury shares by disposal of
     investment                                   --         --           --         --           --
    Net Income (loss)                             --         --           --         --   (1,443,723)
    Change due to disposal of
     investment                                   --         --           --    (75,085)      75,085
                                         ----------- ----------  -----------  ---------  -----------
BALANCE, December 31, 2007               26,980,609  $   26,980  $ 3,958,947  $      --  $(4,156,135)
                                         =========== ==========  ===========  =========  ===========

                             Continued on next page



                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                              Accumu-
                                              lated
                                               other      Treasury Stock
                                             compreh-   --------------------
                                              ensive
                                              income
                                              (loss)      Shares     Amount         Total
                                            ----------- ----------  ---------   -----------
BALANCE, December 31,2005(audited)          $  (18,874)         --  $      --   $   545,330
  Issued in connection with
  subordinated debenture offering:
    Common Shares issued to
      placement agent                               --          --         --        66,000
    Common Shares issued to
      investors                                     --          --         --        60,000
    C.S. purchase warrants to
      placement agent                               --          --         --        12,000
    C.S. purchase warrants to
      notes holders                                 --          --         --       530,893
  C.S. issued to notes holders
      for Debenture interest                        --          --         --        29,334
  Transfer existing shares from
      Management to notes holders                   --          --         --       132,000
  Beneficial conversion feature of
      debenture note                                --          --         --       380,720
  Shares issued to suppliers                        --          --         --         4,500
  Issuance of common stock to Beijing
     Broadcasting and TelevisionMidia CO.,
     Ltd. shareholders                              --          --         --     1,405,300
  Issuance of common stock to Beijing
     Lucky Star Adversisement Century
     Co.,Ltd. shareholders                          --          --         --       700,000
  Issued in connection with subordinated
  debenture offering:
  Effect of Beijing Hui Ying Int's
     equity did not get consolidated
     due to restructuring of Happy
     Time Media Inc.                                --          --         --      (197,906)
  Net income(loss)                                  --          --         --    (2,413,530)
  Adjustment to statutory reserve                   --          --         --            --
  Foreign currency translation gain             55,367          --         --        55,367
  Shares cancellation                               --          --         --            --
                                           -----------  ----------  ---------   -----------
BALANCE, December 31, 2006                 $    36,493          --  $      --   $ 1,310,008

    Treasury shares by disposal of
     investment                                     --   5,200,000 (1,305,200)   (1,305,200)
    Net Income (loss)                               --          --         --    (1,443,723)
    Change due to disposal of
     investment                                (56,494)         --         --       (56,494)
                                           -----------  ---------- ----------   -----------
BALANCE, December 31, 2007                 $   (20,001)  5,200,000 (1,305,200)  $(1,495,409)
                                           ===========  ========== ==========   ===========

        The accompanying notes are an integral part of these statements

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                    2007          2006
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $(1,443,723)   $(2,413,530)
   Adjustments to reconcile net income to cash
     used in operating activities:
       Minority interest                                                 --       (177,487)
       Depreciation                                                      --        214,182
       Amortization                                                      --        476,816
       Write off on intangible assets                                    --        639,278
       Allowance for bad debt                                            --        117,187
       Gain on disposal of assets                                        --        (78,332)
         Impairment of net assets of discontinued operations        831,479             --
       Stock issued for services and interest                            --         33,834
       Non-cash financing expenses
       Amortization of discount on convertible
         debentures and origination cost                                 --        801,534
     Changes in operating assets and liabilities
       Accounts receivable                                               --        537,412
       Accounts receivable - related parties                             --             --
       Other receivables                                                 --         55,773
       Other receivables - related parties                               --       (203,631)
       Inventories-production cost                                       --           (205)
       Advances on inventory purchases                                   --             --
       Prepaid expenses - current                                   114,000       (458,281)
       Accounts payable and accrued expenses                        494,969        251,332
       Other payables                                                    --         22,356
       Other payable - related parties                                   --       (144,193)
       Deferred revenue                                                  --        261,440
       Taxes payable                                                     --        106,337
                                                                -----------    -----------
        Net cash (used in) provided by operating activities          (3,275)        41,822
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to equipment                                            --       (249,188)
       Additions to licensed programming                                 --       (519,698)
       Cash acquired from Beijing Broadcasting and Television
        Media Co., Ltd acquisition                                 (471,829)       201,329
       Cash acquired from Beijing Lucky Star Advertisement
        Century Co., Ltd acquisition                               (210,698)        46,961
                                                                -----------    -----------

         Net cash used in investing activities                     (682,527)      (520,596)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of convertible debentures                                    --      1,000,000
   Borrowings from banks                                                 --             --
                                                                -----------    -----------
        Net cash provided by financing activities                        --      1,000,000
                                                                -----------    -----------

EFFECT OF EXCHANGE RATE CHANGE IN CASH                              (56,494)        26,761
                                                                -----------    -----------

INCREASE (DECREASE) IN CASH                                        (742,296)       547,987

CASH, beginning of period                                           743,565        195,578
                                                                -----------    -----------

CASH, end of period:

         From discontinued operations                                    --        739,020
         From Continuing operations                                   1,269          4,545
                                                                -----------    -----------
                                                                $     1,269    $   743,565
                                                                ===========    ===========

        The accompanying notes are an integral part of these statements

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------

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

The Company's common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB. As of December 31, 2007 and 2006, there were 26,980,609 shares of common stock of the Company outstanding.

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

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------

In January 2005, HTM contributed a total of RMB 500,000 for the investment in Beijing Hui Ying International Advertising Co. Ltd. ("BHYIA"). BHYIA is considered a variable interest Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS, continued entity under FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities", which requires consolidation of business enterprises of variable interest entities meeting certain characteristics. HTM is the primary beneficiary of BHYIA business operations and qualifies to be consolidated under FIN 46(R).

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

Assets acquired and debts assumed of the transaction are listed as below:

                                                             Acquired(Assumed)
       Item                                   Fair Value      By the company
------------------------------                ----------      --------------
Current assets                                $1,458,603        $1,021,022
Property, plant, and equipment                 1,263,150           884,205
                                              ----------        ----------
Total assets                                   2,721,753         1,905,207
                                              ----------        ----------
Current liability                                714,182           499,927
Total liabilities                                714,182           499,927
                                              ----------        ----------
Net assets                                    $2,007,571        $1,405,300
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

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS, continued

Assets acquired and debts assumed of the transaction are listed as below:

                                                             Acquired(Assumed)
          Item                                 Fair Value     By the company
------------------------------                  --------      --------------
Current assets                                  $547,299         $383,109
Property, plant, and equipment                    50,087           35,061
                                                --------         --------
Total assets                                     597,389          418,170
                                                --------         --------
Current liability                                513,696          359,587
Total liabilities                                513,696          359,587
                                                --------         --------
Net assets                                      $ 83,690         $ 58,583
                                                ========         ========

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

On January 1, 2007, the Company agreed to allow Beijing Media and Luck Star to operate independently while the Company focused on identifying merger candidates with substantial operations to merge with and on December 14, 2007, the Company formally disposed of Beijing Media and Lucky Star to return these two companies with all their assets and liabilities to its original shareholders and all the shares issued to the shareholders of these two companies. Currently, the Company has only one subsidiary Navistar Communications Holdings, ltd. in Hong Kong with no substantial operations.

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements reflect activities of the Company and the following subsidiaries:

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------


Company name                   Place of incorporation                Ownership
------------                   ----------------------                ---------

Navistar Communications
Holdings, Ltd.                 Hong Kong                                100%

Beijing Broadcasting and
Television Media Co., Ltd      The People's Republic of China            70%

This subsidiary has been spun off and is no longer a unit of the Company.

Beijing Lucky Star Century
Advertisement Co. Ltd.         The People's Republic of China            70%

This subsidiary has been spun off and is no longer a unit of the Company.

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

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------


Note 2 -- SIGNIFICANT ACCOUNTING POLICIES, continued

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Cash and Concentration of Risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in these banks at December 31, 2007 and December 31, 2006, amounted to $1,269 and $4,545 respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The weighted average number of shares used to calculate earnings (loss) per share for the twelve months ended December 31, 2007 and 2006 totaled 21,780,609 and 23,940,428, respectively.

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

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------



Note 2 -- SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation, continued
-----------------------------------

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

Note 3 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses mainly consist of payments to be made for cost of sales and expenses incurred for the Company's operating activities.

Accounts payable and accrued expenses as of December 31, 2007 and December 31, 2006 are $777,757 and $282,788, respectively.

Note 4 - SUBORDINATED DEBENTURES

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

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------

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

Note 5 - SUBORDINATED DEBENTURES

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

Navstar Media Holdings. Inc. and Subsidiaries
--------------------------------------------------------------------------------

NOTE 6 - DISCONTINUED OPERATIONS

The Company has spun off Beijing Media and Lucky Star together with their liabilities and assets to its original shares holders against the return 5,200,000 shares of the Company's common stock issued to them in connection with the original acquisition. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the Assets, Liabilities and operating results of these businesses as discontinued operations in our consolidated financial statements. Revenues and pre-tax losses from discontinued operations for the years ended December 31, 2007 and 2006 are presented below:


                                     Year ended December 31
                                    ------------------------
                                     2007              2006
                                    ------------------------
                                     (Dollars in Thousands)
Assets                              $    0           $ 3,722
Liabilities                         $    0           $ 1,526

Revenues                            $    0           $ 2,300
Loss before income taxes            $    0           $   349


NOTE 7 - ON GOING CONCERN

The Company has large accumulated loss and has significant debt and other payment obligations and its long term viability is doubt if it cannot consummate a merger with candidate with substantial operations. The noteholders have not exercised their right for default payment in the expectation that the Company will consummate the merger with Lewell Ltd. There is considerable risk that the merger will be delayed or may not happen within the expected timeframe.