Form 10-Q
period 2008-03-31
Navstar Media Holdings, Inc.
filed 2008-05-16
CIK 1177274

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2008

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the Registrant had 26,980,609 shares of common stock outstanding.

                                Table of Contents

Item No.      Description                                               Page No.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                       F3-F12

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                            2

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.     2

Item 4.       Controls and Procedures

Item 4T.      Controls and Procedures.                                        2

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                              4

Item 1A       Risk Factors.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.    4

Item 3.       Defaults Upon Senior Securities.                                4

Item 4.       Submission of Matters to a Vote of Security Holders.            4

Item 5.       Other Information.                                              4

Item 6.       Exhibits.                                                       4

SIGNATURES

Part I - Financial information

Index to Consolidated Financial Statements




Balance Sheets                                                  F-2
Statements of Income and Other Comprehensive Income             F-3
Statement of Cash Flows                                         F-4
Notes to Financial Statements                                F-5 to F-15

                NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
            (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,    December 31,
                                                           2008           2007
                                                       (Unaudited)      (Audited)
                                                       -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                $        --    $     1,269
                                                       -----------    -----------
     Total current assets                                       --          1,269
                                                       -----------    -----------

       Total assets                                    $        --    $     1,269
                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses               $   817,257    $   777,757
   Convertible debentures payable                          718,921        718,921
                                                       -----------    -----------
     Total current liabilities                           1,536,178      1,496,678
                                                       -----------    -----------

SHAREHOLDERS' EQUITY:
   Common Stock, $0.001 par value, 60,000,000 shares
     authorized, 26,980,609 shares  issued and
     outstanding for both periods                           26,980         26,980
   Paid-in-capital                                       3,958,947      3,958,947
   Accumulated deficit                                  (4,196,904)    (4,156,135)
   Statutory reserves                                           --             --
   Accumulated other comprehensive income                  (20,001)       (20,001)
   Treasury stock, at cost                              (1,305,200)    (1,305,200)
                                                       -----------    -----------
     Total shareholders' equity                         (1,536,178)    (1,495,409)
                                                       -----------    -----------

       Total liabilities and shareholders' equity      $        (0)   $     1,269
                                                       ===========    ===========

                 See notes to consolidated financial statements

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2008             2007
                                                   ------------    ------------
REVENUES                                           $         --    $         --

COST OF SALES                                                --              --
                                                   ------------    ------------

GROSS PROFIT                                                 --              --

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES            15,500          64,700
                                                   ------------    ------------

INCOME(LOSS) FROM OPERATIONS                            (15,500)        (64,700)

OTHER EXPENSE(INCOME), NET
    Interest expense                                     24,000          24,000
    Other expense, net of (income)                        1,269              --
                                                   ------------    ------------
                                                         25,269          24,000
                                                   ------------    ------------

INCOME(LOSS) BEFORE INCOME TAXES                        (40,769)        (88,700)
PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------

INCOME(LOSS) FROM CONTINUING OPERATION                  (40,769)        (88,700)

LOSS FROM DISCONTINUED OPERATIONS                            --        (368,190)
                                                   ------------    ------------
NET LOSS                                                (40,769)       (456,890)

COMPREHENSIVE INCOME(LOSS):
    FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                 --              --
                                                   ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $    (40,769)   $   (456,890)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        26,980,609      26,980,609
                                                   ============    ============

EARNINGS  PER SHARE, BASIC AND DILUTED             $     (0.002)   $     (0.017)
                                                   ============    ============

                 See notes to consolidated financial statements


                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2008         2007
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $ (40,769)   $(456,890)
   Adjustments to reconcile net income to cash
     used in operating activities:
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                       39,500       43,709
                                                                ---------    ---------
        Net cash used in operating activities                      (1,269)    (413,181)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash acquired from Beijing Broadcasting and Television
        Media Co., Ltd acquisition                                     --     (204,368)
       Cash acquired from Beijing Lucky Star Advertisement
        Century Co., Ltd acquisition                                   --     (124,710)

   Purchase of equipment
                                                                ---------    ---------
        Net cash used in investing activities                          --     (329,078)
                                                                ---------    ---------


DECREASE IN CASH                                                   (1,269)    (742,259)

CASH, beginning of period                                           1,269      743,565
                                                                ---------    ---------

CASH, end of period:                                            $      --    $   1,306
                                                                =========    =========

                See notes to consolidated financial statements.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

The Company's common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB. As of March 31, 2008, there were 26,980,609 shares of common stock of the Company outstanding.

HTM generates revenue from sales and distribution of its proprietary content, third party programming, and imported TV and films productions in China.

In addition, HTM distributes European content from providers such as TVE (UK) and Strawberry Films from France, as well as American content from providers including Miramax. HTM's customers include approximately 300 Provincial and local TV stations throughout China, China Central TV ("CCTV") stations. Additionally, HTM has developed advertising relationships with various Chinese and foreign companies.
                                       F-6

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS (cont'd)

In January 2005, HTM contributed a total of RMB500,000 for the investment in Beijing Hui Ying International Advertising Co. Ltd. ("BHYIA"). BHYIA is considered a variable interest entity under FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities", which requires consolidation of business enterprises of variable interest entities meeting certain characteristics. HTM is the primary beneficiary of BHYIA business operations and qualifies to be consolidated under FIN 46(R).

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

Cash and Concentration of Risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with State-owned banks within the People's Republic of China. Total cash in these Banks at March 31, 2008 and March 31, 2007 amounted to $1,269 and $0 respectively, of which no deposits are covered by insurance. The Company has not experienced any loss in such accounts and believes it is not Exposed to any significant risks on its cash in bank accounts.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


The weighted average number of shares used to calculate earnings (loss) per share for the three months ended March 31, 2008 and 2007 both totaled 26,980,609.

Note 2 -- SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

..
Note 3 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses mainly consist of payments to be made for cost of sales and expenses incurred for the Company's operating activities.

Accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007 are $817,257 and $777,757 respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


NOTE 4 - DISCONTINUED OPERATIONS

The Company has spun off Beijing Media and Lucky Star together with their liabilities and assets to their original shares holders against the return 5,200,000 shares of the Company's common stock issued to them in connection with the original acquisition. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the Assets, Liabilities and operating results of these businesses as discontinued operations in our consolidated financial statements. Revenues and pre-tax losses from discontinued operations for the three months ended March 31, 2008 and 2007 are presented below:

                                    ------------------------
                                     March 31       March 31
                                      2008            2007
                                    ------------------------
                                     (Dollars in Thousands)
Assets                              $    0           $     0
Liabilities                         $    0           $     0

Revenues                            $    0           $     0
Loss before income taxes            $    0           $     0


NOTE 5 - ON GOING CONCERN

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

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

Results of Operations for Three months Ended March 31, 2008 versus March 31,
2007

For the three months ended March 31, 2008, the Company had no revenue-generating Operating activities either through the parent shell company or its subsidiary Based out of H.K., resulting in zero operating profit.

Selling, general and administrative expenses decreased $49,200, or 76%, to $15,500, for the three months ended March 31, 2008, compared to $64,700 for the same period last year, which is primarily due to decreased staffing cost after the divesture.

The Company incurred an interest expnse of $24,000 for the three months ended March 31 of both 2008 and 2007, which is calculated as 8% on the effective Outstanding principal balance of $1,200,000.

After accounting for the various components of the income statement, the company recorded a loss of $40,769 or $0.002 per share versus a loss of $456,890, or $0.017 per share in the prior year. At March 31, 2008, there were 26,980,609 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

After paying off the bank with its bank account cash balance as settlement of accrued bank charges, the Company has zero cash balance and no liquidity.

The Company is working with certain strategic partners, as well as its investment bankers to secure additional financing to increase working capital.

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

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


ITEM 4  Control and Procedures

Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default on Senior Securities

The Company is in default over the convertible notes issued in 2006 and is working with creditors to allow the Company to move forward with the merger with Leewell, Ltd.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  other Information

Not applicable.



Date: May 16, 2008

/s/ Ranny Liang
----------------
Chief Executive Officer

                                 Exhibit Index

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