Form 10-Q
period 2008-06-30
Navstar Media Holdings, Inc.
filed 2008-08-19
CIK 1177274

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2008



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

As of June 30, 2008, the Registrant had 26,980,609 shares of common stock outstanding.

                                Table of Contents

Item No.      Description
                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                      4-15

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
                                                                          15
Item 3.       Quantitative and Qualitative Disclosures About
               Market Risk.                                               15

Item 4.       Controls and Procedures

Item 4T.      Controls and Procedures.                                    15

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                          16

Item 1A       Risk Factors.

Item 2.       Unregistered Sales of Equity Securities and
               Use of Proceeds.                                           16

Item 3.       Defaults Upon Senior Securities.                            16

Item 4.       Submission of Matters to a Vote of Security Holders.        16

Item 5.       Other Information.                                          16

Item 6.       Exhibits.                                                   17

SIGNATURES                                                                18

Part I - Financial information

Index to Consolidated Financial Statements

         Balance Sheets                                                  F-4
         Statements of Income and Other Comprehensive Income             F-5
         Statement of Cash Flows                                         F-6

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      As of June 30, 2008 and June 30, 2007

                                                               June 30,       June 30,
                                                                 2008          2007
                                                             (Unaudited)    (Unaudited)
                                                             -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                      $        --    $     1,269
   Accounts receivable
   Accounts receivable - related parties
   Notes receivable
   Note receivable - related party
   Inventories-production cost
   Advances on inventory purchases
   Other receivables
   Other receivables - related parties
   Prepaid expenses - current                                         --         15,000
                                                             -----------    -----------
     Total current assets                                             --         16,269
                                                             -----------    -----------

       Total assets                                          $        --    $    16,269
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $   841,257    $   484,010
   Convertible debentures payable                                718,921        718,921
                                                             -----------    -----------
     Total current liabilities                                 1,560,178      1,202,931
                                                             -----------    -----------

SHAREHOLDERS' EQUITY:
   Common Stock, $0.001 par value, 60,000,000 shares
     authorized, 26,980,609 shares  issued and outstanding
     for both periods                                             26,980         26,980
   Paid-in-capital                                             3,958,947      3,958,947
   Accumulated deficit                                        (4,220,904)    (5,152,588)
   Statutory reserves                                                 --             --
   Accumulated other comprehensive income                        (20,001)       (20,001)
   Treasury stock, at cost                                    (1,305,200)            --
                                                             -----------    -----------
     Total shareholders' equity                               (1,560,178)    (1,186,662)
                                                             -----------    -----------

       Total liabilities and shareholders' equity            $        (0)   $    16,269
                                                             ===========    ===========

                 See notes to consolidated financial statements

                   NAVSTAR MEDIA HOLDINGS,INC.AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------
REVENUES                                           $         --    $         --

COST OF SALES                                                --              --
                                                   ------------    ------------

GROSS PROFIT                                                 --              --

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES            15,500         287,449
                                                   ------------    ------------

INCOME(LOSS) FROM OPERATIONS                            (15,500)       (287,449)

OTHER EXPENSE(INCOME), NET
    Interest expense                                     48,000          48,000
    Other expense, net of (income)                        1,269              --
                                                   ------------    ------------
                                                         49,269          48,000
                                                   ------------    ------------

INCOME(LOSS) BEFORE INCOME TAXES                        (64,769)       (335,449)
PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------

INCOME(LOSS) FROM CONTINUING OPERATION                  (64,769)       (335,449)

LOSS FROM DISCONTINUED OPERATIONS                            --        (444,055)
                                                   ------------    ------------
NET LOSS                                                (64,769)       (779,504)

COMPREHENSIVE INCOME(LOSS):
    FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                 --              --
                                                   ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $    (64,769)   $   (779,504)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        26,980,609      26,980,609
                                                   ============    ============

EARNINGS  PER SHARE, BASIC AND DILUTED             $     (0.002)   $     (0.029)
                                                   ============    ============

                 See notes to consolidated financial statements

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      SIX MONTHS ENDED JUNE 30,
                                                         2008          2007
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                           $ (64,769)    $(779,504)
   Adjustments to reconcile net income to cash
     used in operating activities:
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses             63,500        37,209
                                                      ---------     ---------
        Net cash used in operating activities            (1,269)     (742,296)
                                                      ---------     ---------


DECREASE IN CASH                                         (1,269)     (742,296)

CASH, beginning of period                                 1,269       743,565
                                                      ---------     ---------

CASH, end of period:                                  $      --     $   1,269
                                                      =========     =========

                See notes to consolidated financial statements.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

The Company's common stock is registered under Section 12(g) of the Securities Act of 1934 and is currently listed on the over the counter bulletin board under the symbol NVMH.OB. As of June 30, 2008, there were 26,980,609 shares of common stock of the Company outstanding.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

Cash and Concentration of Risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with State-owned banks within the People's Republic of China. Total cash in these Banks at June 30, 2008 and June 30, 2007 amounted to $0 and $1,269 respectively, of which no deposits are covered by insurance. The Company has not experienced any loss in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


The weighted average number of shares used to calculate earnings (loss) per share for the three months ended June 30, 2008 and 2007 both totaled 26,980,609.


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

Accounts payable and accrued expenses as of June 30, 2008 and 2007 are $841,257 and $484,010 respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


NOTE 4 - DISCONTINUED OPERATIONS

The Company has spun off Beijing Media and Lucky Star together with their liabilities and assets to their original shares holders against the return 5,200,000 shares of the Company's common stock issued to them in connection with the original acquisition. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the Assets, Liabilities and operating results of these businesses as discontinued operations in our consolidated financial statements. Revenues and pre-tax losses from discontinued operations for the three months ended June 30, 2008 and 2007 are presented below:


                                    ------------------------
                                     June 30         June 30
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


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company's control, including adverse changes in economic, political and market conditions, losses from the Company's market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company's actual results will not differ materially from any results expressed or implied by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

On July 31, 2006, the subordinated debenture of $1,000,000 was extended till November 30, 2006 with its conversion price adjusted to $0.40 and warrant price adjusted to $0.50 per shares. In addition, there is an increase of 20% of the principal and additional 20% warrants issued to the debenture holders. These Debentures were again extended for another four months until June 30, 2007 with the conversion price further reduced to $0.20 per share and Warrant exercise price reduced to $0.30 per share. The notes were extended again till July 31, 2007 with certain members of the management transferring approximately 600,000 shares of common stock owned to the holders of the debenture as compensation for the extension. The notes are currently over due and in default. The note holders and the Company are working out arrangement on the notes to allow the Company to move forward with its future business. On January 30, 2007, the Company has filed a registration statement with SEC covering the underlying shares of common stock in connection with the debentures.

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

Results of Operations for Six months Ended June 30, 2008 versus June 30, 2007

For the three months ended June 30, 2008, the Company had no revenue-generating Operating activities either through the parent shell company or its subsidiary Based out of H.K., resulting in zero operating profit.

Selling, general and administrative expenses decreased to $15,500, for the six months ended June 30, 2008, compared to $287,449 for the same period last year, which is primarily due to decreased staffing cost and public company maintenance cost after the divesture.

The Company incurred an interest expense of $48,000 for the six months ended June 30 of both 2008 and 2007, which is calculated as 8% on the effective Outstanding principal balance of $1,200,000.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


After accounting for the various components of the income statement, the company recorded a loss of $64,769 or $0.002 per share versus a loss of $779,504, or $0.029 per share in the prior year. At June 30, 2008, there were 26,980,609 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

After paying off the bank with its bank account cash balance as settlement of Accured bank charges, the Company has zero cash balance and no liquidity.

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

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4  Control and Procedures


Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


Item 5.  other Information

The Company has accepted the resignation of Edward Meng as a director and the Chief Financial officer of the Company effective August 19, 2008.

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

Date: August 19, 2008

/s/ Ranny Liang
----------------
Chief Executive Officer