Form 10-Q/A
period 2008-06-30
Navstar Media Holdings, Inc.
filed 2008-08-22
CIK 1177274

FORM 10-Q/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                Table of Contents

Item No.      Description
                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                      4-13

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
                                                                          14
Item 3.       Quantitative and Qualitative Disclosures About
               Market Risk.                                               16

Item 4.       Controls and Procedures

Item 4T.      Controls and Procedures.                                    16

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                          17

Item 1A       Risk Factors.

Item 2.       Unregistered Sales of Equity Securities and
               Use of Proceeds.                                           17

Item 3.       Defaults Upon Senior Securities.                            17

Item 4.       Submission of Matters to a Vote of Security Holders.        17

Item 5.       Other Information.                                          17

Item 6.       Exhibits.                                                   18

SIGNATURES                                                                18

Part I - Financial information

Index to Consolidated Financial Statements







  Balance Sheets                                                  4
  Statements of Income and Other Comprehensive Income             5
  Statement of Cash Flows                                         6
  Notes to the Consolidated Financial Statements               7 to 13



                  NAVSTAR MEDIA HOLDINGS, INC AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,     December 31,
                                                                 2008          2007
                                                             -----------    -----------
                                                             (Unaudited)     (Audited)
                                                             -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                      $        --    $     1,269
                                                             -----------    -----------
     Total current assets                                             --          1,269
                                                             -----------    -----------

      Total Assets                                           $        --    $     1,269
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $   844,757    $   777,757
   Convertible debentures payable                                718,921        718,921
                                                             -----------    -----------
     Total current liabilities                                 1,563,678      1,496,678
                                                             -----------    -----------

SHAREHOLDERS' EQUITY
   Common Stock, $0.001 par value, 60,000,000 shares
     authorized, 26,980,609 shares  issued and outstanding
     for both periods                                             26,980         26,980
   Paid-in-capital                                             3,958,947      3,958,947
   Accumulated deficit                                        (4,224,404)    (4,156,135)
   Accumulated other comprehensive income                        (20,001)       (20,001)
   Treasury stock, at cost                                    (1,305,200)    (1,305,200)
                                                             -----------    -----------
     Total shareholders' equity                               (1,563,678)    (1,495,409)
                                                             -----------    -----------

     Total Liabilities and Shareholders' Equity              $        --    $     1,269
                                                             ===========    ===========

                 See notes to consolidated financial statements

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     2008            2007            2008           2007
                                                 ------------    ------------    ------------    ------------
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES                                         $         --    $         --    $         --    $         --

COST OF SALES                                              --              --              --              --
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                               --              --              --              --

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES           3,500         264,500          19,000         287,449
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                          (3,500)       (264,500)        (19,000)       (287,449)

OTHER EXPENSE (INCOME), NET
    Interest expense                                   24,000          24,000          48,000          48,000
    Other expense (income), net                            --              --           1,269              --
                                                 ------------    ------------    ------------    ------------
                                                       24,000          24,000          49,269          48,000
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (27,500)       (288,500)        (68,269)       (335,449)
PROVISION FOR INCOME TAXES                                 --              --              --              --
                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATION               (27,500)       (288,500)        (68,269)       (335,449)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 --         (34,114)             --        (444,055)
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                     (27,500)       (322,614)        (68,269)       (779,504)

    FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               --              --              --              --
                                                 ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                      $    (27,500)   $   (322,614)   $    (68,269)   $   (779,504)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      26,980,609      26,980,609      26,980,609      26,980,609
                                                 ============    ============    ============    ============

EARNINGS PER SHARE, BASIC AND DILUTED
Continuing operations                            $     (0.001)   $     (0.011)   $     (0.003)   $     (0.012)
                                                 ============    ============    ============    ============
Including discontinued operations                $     (0.001)   $     (0.012)   $     (0.003)   $     (0.029)
                                                 ============    ============    ============    ============

                 See notes to consolidated financial statements

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS PREMIER DOCUMENT SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       SIX MONTHS ENDED JUNE 30,
                                                          2008          2007
                                                        ---------    ---------
                                                       (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $ (68,269)   $(779,504)
   Adjustments to reconcile net income to cash
     used in operating activities:
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses               67,000       37,208
                                                        ---------    ---------
        Net cash used in operating activities              (1,269)    (742,296)
                                                        ---------    ---------


DECREASE IN CASH                                           (1,269)    (742,296)

CASH, beginning of period                                   1,269      743,565
                                                        ---------    ---------

CASH, end of period:                                    $      --    $   1,269
                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash paid for interest                                  $      --    $      --
                                                        =========    =========
Cash paid for income taxes                              $      --    $      --
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

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

Note 1 -- ORGANIZATION AND NATURE OF OPERATIONS

Navstar Media Holdings, Inc. ("Navstar" or the "Company") is a United States based corporation that owned majority interests in companies specializing in media content production and distribution in the People's Republic of China ("PRC"). Navstar subsidiaries have generated revenues through producing television series and movies for the PRC market and through advertising revenues generated from the broadcast and distribution of such programs and movies, and other media and broadcasting production and management services.

Navistar Communications Holdings, Ltd, a Hong Kong Corporation, which is a 100% owned subsidiary ("NCHL") was originally established as a Holding Company for equity ownership investments in mainland China media companies. During 2004, NCHL acquired a 55% equity ownership interest in Happy Times Media, Inc. ("HTM"). During 2005, NCHL increased its ownership interest in HTM to 70%. Based in Beijing, HTM since 1998 has produced content for government-owned television stations in China, while acting as a distributor of television series and movies for the Chinese market.

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

On December 28, 2006, the Company entered into an agreement with the minority shareholders of Happy Times Media Inc. ("HTM") to transfer its interest back to HTM. Pursuant to the agreement all consideration paid to the shareholders of 600,000 shares of the Company's common stock will be returned to the Company. In return, the 70% ownership interest of HTM will be returned to HTM's shareholders or its designated party. As a result, HTM would no longer be a subsidiary of the Company and its financial results ceased to be consolidated into the Company's 2006 financial statements. The Company believes that in view of the unsatisfactory performance of HTM, this rescission of the agreement and the disposal of HTM's operations will have a positive impact on the Company's performance and financial results in the long run.

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

Impairment of Long Lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. There were no such assets at June 30, 2008.

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

Cash and Concentration of Risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with State-owned banks within the People's Republic of China. Total cash in these banks at June 30, 2008 and December 31, 2007 amounted to $0 and $1,269 respectively. In China no deposits are covered by insurance. The Company has not experienced any loss in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The weighted average number of shares used to calculate earnings (loss) per share for the three and six months ended June 30, 2008 and 2007 both totaled 26,980,609.

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

Accounts payable and accrued expenses as of June 30, 2008 and December 31, 2007 are $844,757 and $777,757 respectively.

                  NAVSTAR MEDIA HOLDINGS, INC. AND SUBSIDIARIES
               (Formerly Known As Premier Document Services, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

NOTE 4 - DISCONTINUED OPERATIONS

The Company has spun off Beijing Media and Lucky Star together with their liabilities and assets to their original shares holders against the return 5,200,000 shares of the Company's common stock issued to them in connection with the original acquisition. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the Assets, Liabilities and operating results of these businesses as discontinued operations in our consolidated financial statements. Revenues and pre-tax losses from discontinued operations for the three and six months ended June 30, 2008 and 2007 are presented below:


                                    ------------------------
                                     June 30         June 30
                                      2008            2007
                                    ------------------------
                                     (Dollars in Thousands)
Assets                              $    -           $     -
Liabilities                         $    -           $     -

Revenues                            $    -           $     -
Loss before income taxes            $    -           $     -


NOTE 5 - GOING CONCERN

The Company has no cash, has large accumulated loss and has significant debt and other payment obligations has no current source of income and its long term viability is doubt if it cannot consummate a merger with candidate with substantial operations. The noteholders have not exercised their right for default payment in the expectation that the Company will consummate the merger with Lewell Ltd. There is considerable risk that the merger will be delayed or may not happen within the expected timeframe, and the Company may be unable to continue as a going concern. The financial statements do not include any adjustments which might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations for Three Months Ended June 30, 2008 versus June 30, 2007

For the three months ended June 30, 2008, the Company had no revenue-generating Operating activities either through the parent shell company or its subsidiary Based out of H.K., resulting in zero operating profit.

Selling, general and administrative expenses decreased to $3,500, for the three months ended June 30, 2008, compared to $264,500 for the same period last year, which is primarily due to decreased staffing cost and public company maintenance cost after the divesture.

The Company incurred an interest expense of $24,000 for the three months ended June 30 of both 2008 and 2007, which is calculated as 8% on the effective Outstanding principal balance of $1,200,000.

After accounting for the various components of the income statement, the company recorded a loss of $27,500 or $0.001 per share versus a loss of $322,614, or $0.012 per share in the prior year. At June 30, 2008, there were 26,980,609 shares outstanding.


Results of Operations for Six months Ended June 30, 2008 versus June 30, 2007

For the six months ended June 30, 2008, the Company had no revenue-generating Operating activities either through the parent shell company or its subsidiary Based out of H.K., resulting in zero operating profit.

Selling, general and administrative expenses decreased to $19,000, for the six months ended June 30, 2008, compared to $287,449 for the same period last year, which is primarily due to decreased staffing cost and public company maintenance cost after the divesture.

The Company incurred an interest expense of $48,000 for the six months ended June 30 of both 2008 and 2007, which is calculated as 8% on the effective Outstanding principal balance of $1,200,000.

After accounting for the various components of the income statement, the company recorded a loss of $68,269 or $0.0032 per share versus a loss of $779,504, or $0.029 per share in the prior year. At June 30, 2008, there were 26,980,609 shares outstanding.

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

Date: August 22, 2008

/s/ Ranny Liang
----------------
Chief Executive Officer