Form 10-K
period 2008-09-30
Rodobo International Inc
filed 2009-01-13
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2008
                                            ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                        Commission file number 000-50340


                           RODOBO INTERNATIONAL, INC.
                           --------------------------
                (Name of registrant as specified in its charter)


             Nevada                                              75-2980786
             ------                                              ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


            380 Changjiang Road, Nangang District, Harbin, PRC 150001
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number 86 0451 82260522
                                               ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                  Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                  Yes [_]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                Accelerated filer [_]
Non-accelerated filer [_]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                  Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$334,697

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,435,568

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms "we," "our," "us" and the "Company" refer collectively to (i) Rodobo International, Inc., a Nevada corporation ("Rodobo") formerly known as Navstar Media Holdings, Inc. ("Navstar"), (ii) the wholly-owned subsidiaries of Rodobo, Mega Profit Limited ("Mega"), a Cayman Islands company, and Harbin Mega Profit Enterprise Management & Consultation Co., Ltd., a PRC company, and Mega Profit Agriculture Company, a PRC company, (iii) Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"), a PRC company and (iv) the wholly-owned subsidiary of Harbin-Rodobo, .

The Company's current corporate structure results from a reverse merger transaction completed on September 30, 2008, pursuant to which Rodobo acquired Harbin Rodobo, which conducts substantially all of the Company's operations.

The Company is a milk formula producer operating in China, which manufactures and commercializes powdered milk formula products for use by babies and infants, adolescents, pregnant women, nursing mothers and the elderly.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. References to "yuan", "renminbi" or "RMB" are to the Chinese yuan, which is also known as the renminbi. According to the currency exchange website www.xe.com, on January 6, 2009, $1.00 was equivalent to 6.84 yuan. References to "PRC" or "China" are to the People's Republic of China.

PART 1

Item 1.  Business.

Overview
--------

Our industry niche is the dairy-based nutritional products market. Our operations include production, marketing, research and development, packaging and the management of raw milk resources. Our target market is comprised of infants, children, pregnant women, nursing mothers and other adults. Our products are sold under the brand name Rodobo, which has been registered with the China State Administration of Brand Name. We are currently one of the largest non-state-owned dairy companies in China, ranking in the top 10% of the industry. Our products have not been implicated in the recent wide-spread melamine contamination scandal in China and we expect to leverage our superior quality control in market competition, given that the Chinese government determined that many of our large competitors violated food safety regulations.

Business History
----------------

We were originally incorporated on January 28, 2002 as Premier Document Services, Inc., a Nevada corporation, which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, the Company acquired 100% of the capital stock of Navstar Communications Holdings, Ltd, a Hong Kong Corporation, ("NCHL"). On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega and its sole shareholder. Pursuant to the Agreement, Navstar completed its acquisition of 100% ownership interest in Mega, which owned 100% of Harbin Rodobo. At the closing, the Company acquired all of the issued and outstanding capital stock of Mega from Mega's shareholder in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock will equal 93% of the issued and outstanding shares of common stock of the Company (the "Merger"). Concurrently, the Company changed its name to "Rodobo International, Inc." pursuant to Chapter 92A the Revised Nevada Statutes. Prior to the Merger, our company was a shell company as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), but as a result of the Merger, it is now an operating company in the business of manufacturing dairy based nutritional products in northeastern China.

In connection with the Merger, 10,293,359 shares of common stock issued to former employees of Rodobo and shareholders of prior subsidiaries were cancelled. Per agreements with certain convertible note holders holding collectively $1,000,000 original face value of the convertible notes, all such notes have been suspended and upon increase of the Company's authorized share capital shall be converted into approximately 458,490 shares of the Company's common stock.

Effective on November 12, 2008, the Company has effected a reverse stock split of 37.4 to 1.

On December 12, 2008, we received a written consent in lieu of a meeting of stockholders approving the increase in the authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 and 15,000,000 shares of preferred stock, par value $0.001 to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001, and 30,000,000 shares of preferred stock, par value $0.0001.

In 2003 our operating subsidiary, Harbin Rodobo, started to manufacture a series of dairy products and developed new markets in Sichuan, Shanxi, Zhejiang, Fujiang, Henan and Shandong provinces.

In 2004, Harbin Rodobo reconstructed its production facilities to meet the Good Manufacturing Practices ("GMP") standard. Harbin Rodobo also received an ISO 9001-2001 Management Certificate and HACPP Quality System Certificate.

In 2005, Harbin Rodobo was awarded as a "Heilongjiang Famous Brand" in agricultural industry.

In 2006, Harbin Rodobo and Chinese Nutrition Society ("CNSOC") started to jointly develop formula for the middle-aged and elderly. CNSOC is a national scientific social group consisting of nutrition professionals. It is a unit of the China Association for Science and Technology and a country member of the International Union of Nutrition Sciences.

In 2008, Harbin Rodobo and CNSOC developed a milk formula under the name of "Healthy Mid&Elderly." Also, Harbin Rodobo invested RMB40 million (approximately $5,848,000) to found its wholly-owned subsidiary, Mega Profit Agricultural Company, to build its own cow farm and improve its raw milk resources in order to improve gross profit.

Our shares of common stock are currently quoted on the Over-the-Counter Bulletin Board under the symbol "RDBO.OB".

Our Current Business
--------------------

Principal Products
------------------

Milk Formula Powder
-------------------

This is our primary product, which is divided into several sub-categories.

Baby/Infant Segment
-------------------

We produce milk powder for babies and young children formulated for 0 to 6 months, 6 months to 1 year and 1 to 3 years.

Adult Formula
-------------

We also produce milk powder for pregnant and breast-feeding women, high-calcium milk powder for the middle-aged and elderly, multidimensional formula for students of age 8 to 16 years and iron enriched formula for adults specifically designed to decrease the rate of calcium loss through the aging process.

Whole Milk Powder Formula
-------------------------

We offer fresh, sterilized, spray-dried raw whole milk, and whole milk with supplemental ingredients to our customers. Raw milk powder is typically used to produce fluid milk, cheese, ice-cream and candies. It is also used as a raw material to produce baked food, instant beverages, nutritional food and fast food.

Brand Development and Marketing
-------------------------------

Our marketing emphasizes local production and national distribution of our products, which begins with local dairy herds and results in premium quality products for a national market. We perform careful product positioning and targeted marketing. Our products have received benefits from a considerable volume of favorable press and other publications of mass circulation which have rated our products highly.

Our marketing and promotional efforts will continue to include:

     o    Redesigning packaging of products to promote a premium quality image.

     o Refining and targeting our message, which to date has largely been the product of word-of-mouth and product reviews.

     o Improving trade material, including multi-color trade sell sheets and brochures.

     o    Further distinguishing our products from other dairy products.

     o Expanding retail advertising, including print advertising, televised advertising and focused public relations.

We incurred advertising costs of $198,568 during fiscal 2008, and $45,381 during fiscal 2007.

Raw Milk Processing
-------------------

We purchase our raw milk directly from dairy farmers and certain dealers. Our own dairy farm is currently under construction and will not be operational until July 2009 but when it does become operational we will be able to use it as a source for raw milk.

We believe that through purchasing raw milk locally and employing fast processing techniques, we are able to preserve the fresh taste of milk. It takes us less than 48 hours from milking to producing finished milk powder. In most large dairies, we believe, the process may typically take three to four days or more.

Milk processed by conventional farms for sale to regional dairies is typically stored at the farm for a minimum of two days, plus a full day in transit to the dairy facility, and then is processed the following day. However, our standard is to process the raw milk within 12-24 hours after milking, depending upon the time of day the raw milk is delivered to us. Within this time, the milk is chilled, transported, separated, sterilized and spray-dried. The raw milk is first received from milk collection centers. Fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk. Once received, the raw milk no longer has any contact with air and is immediately processed with refrigeration equipment that cools the raw milk to about 4 degrees Celsius within three seconds. The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying.

Our milk is not homogenized. During homogenization, pressurized milk is forced through openings smaller than the size of the fat globules present in milk, breaking them into smaller particles. Thus treated, the milk fat remains suspended and does not separate out in the form of cream. We believe that this process adversely affects the taste and feel of milk. In addition, our milk is pasteurized at the lowest temperatures allowed by law to avoid imparting a cooked flavor to the milk. When the milk is clarified and the butterfat removed to yield cream and skim milk, a process of cold separation is used, rather than the more commonly employed hot separation, which we believe adversely affects the flavor of milk.

Dairy Product Processing
------------------------

Our products are made in small batches using low temperature processing techniques to maintain freshness and allow maximum flavor and nutrition retention. They are made with wholesome ingredients. No chemicals or additives are employed. Because they are produced locally, our dairy products arrive to consumers in Rodobo's marketing area sooner after production than with most other producers. To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance. In addition, inspectors conduct spot-checks for bacteria and butterfat content in products, as well as sanitary conditions in our facilities.

Milk Processing Facilities
--------------------------

We have the following principal operating milk powder production and packaging facilities:

The factory is located in Zhonghe Town, Qinggang County of Heilongjiang Province with area of 30,000 square meters. Among the 220 employees of our milk processing facilities as of September 30, 2008, 10 were management, 15 were technicians, and 195 were employed in manufacturing. The factory operates continuously throughout the year.

The area surrounding the factory location is pollution free based on testing by the government environmental protection agency. The factory is surrounded by farm land, approximately 1 kilometer away from downtown. To ensure high quality products from our two dairy production lines, we utilize raw milk collection, pretreatment, sterilization, nutrition ingredients, three-way evaporation devices, drying tower, fluidized bed, and CIP cleaning technologies. We can process up to 200 tons of raw milk and produce 70 tons of dairy products daily. We combine advanced milk collection, concentration processes and dry powder recovery technologies with secondary pelletized fluidized bed devices to ensure our products' quality. We believe that our processing procedures increase energy and economic efficiency during production, improve product quality and enhance market competitiveness.

Product Distribution
--------------------

We utilize a dealer distribution model to deliver our products to end-users. Currently, Rodobo's products are sold primarily through distributors. We have a distribution team working out of our headquarters and coordinating a network of over 126 distributors covering 4,463 retail stores across China. The distributors, in turn, each hire one or two secondary agents who assist in the distribution process, including inventory management, product sales and service and payments.

Generally, our products are delivered only after receipt of payment from the distributor. Distributors have new agreements each year which specify sales targets and territories among other provisions. We seek to expand the number of key provinces served by our distribution network as part of our growth strategy.

Our VP of Procurement is responsible for negotiating supply agreement with our suppliers to ensure a continuous supply of raw materials. The Company emphasizes inventory management and carries minimum amounts of inventory to meet delivery requirements of customers. The Company does not provide rights to return merchandise, except in some special cases (for example, the recent nation-wide melamine contamination). The Company only provides extended payment terms, typically one month, to customers who have steady orders, good payment history and good credit.

Customers
---------

In the fiscal year ended September 30, 2008, three major customers, Chengdu Luoling ("Luoling"), Jiangxi Meilu Dairy Co., Ltd. ("Meilu") and Harbin Huijiabei Food Co., Ltd. accounted for approximately 48% of our net revenue, with each customer individually accounting for 24%, 13% and 11%, respectively. In fiscal 2007, two major customers, Luoling and Meilu, accounted for approximately 19% of the net revenue, with each customer individually accounting for 11% and 8%, respectively. All our revenue came from customers based in China.

Intellectual Property
---------------------

We rely on trade secrets and confidential information protections for our production and business processes, and we possess no patents. We have registered the name "Rodobo" as a trademark in China. Details of the trademark are set forth below:

 Trademark    Certificate No.            Category                         Owner                Expiration
------------------------------------------------------------------------------------------------------------
              No.4103017         No. 29: "cow milk,cow milk       Harbin Rodobo Company    November 13, 2017
 RuDuoBao     No.4103018         drinks, edible oil, food Gum,
              No.4103019         nuts, edible protein, fried
                                 potato chips, canned fruit"
------------------------------------------------------------------------------------------------------------
                                 No. 13:"cacao drinks,            Harbin Rodobo Company    November 13, 2017
 RuDuoBao     No.3429755         biscuits, instant noodles,
                                 bean powder, sugar, wheat
                                 products"
------------------------------------------------------------------------------------------------------------
                                 No. 29: "cow milk,cow milk drinks,
                                 edible oil, food
 Rodobo       No.4575865         gum,jelly, nuts, edible          Harbin Rodobo Company    November 13, 2017
                                 protein,fried potato chips,
                                 canned fruit"
------------------------------------------------------------------------------------------------------------
 Rodobo                          No. 29: "cow milk,cow
                                 milkdrinks ,cow milk
                                 based products, edible
                                 oil, food gum,jelly, nuts,       Harbin Rodobo Company    November 13, 2017
              No.4575866         edible protein,fried
                                 potato chips, canned fruit"
------------------------------------------------------------------------------------------------------------

Note: The Company is also in the process of registering the brand name "Healthy Mid&Elderly" (Kang
Nian). The certificate will be received in 2010 and will expire in 2011.

See the risk factors captioned "Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain" and "Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage" for further information regarding our intellectual property.

Research and Development Activities
-----------------------------------

We have 15 technicians engaged in research and development activities. These technicians monitor quality control at our milk processing plants to ensure that our processing, packaging and distribution result in high quality premium milk products that are safe and healthy for our customers. These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

We have recently developed a new product specially formulated for the middle-aged and elderly. We spent approximately RMB480,000 (approximately $70,175) in fiscal 2006, RMB500,000 (approximately $73,099) in fiscal 2007 and RMB500,000 (approximately $73,099) in fiscal 2008 on research and development.

Employees
---------

As of September 30, 2008, we had approximately 2,610 employees on our payroll. Of these, 25 were in management, 220 were in factory production related work, 1,265 were in full-time sales and marketing, and 1,100 were in part-time sales and marketing. We have an employee manual setting forth relevant policies.

Employee benefits include three state-mandated insurance plans:
---------------------------------------------------------------

Old-age insurance: We withhold a portion of each employee's salary determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of the employee's salary (this 20% represents our contribution as employer only).

Medical insurance: We withhold approximately 2% of each employee's salary, and contribute an additional amount totaling approximately 10% of total payroll expense.

Unemployment Insurance: We withhold approximately 1% of each employee's salary, and contribute an additional amount totaling approximately 2% of total payroll expense.

Our average wage per employee per month was RMB1100 or approximately $157. We also pay benefits in the form of social security insurance fees for every employee who signs a long-term contract with us.

We have a system of human resource performance review and incentive policies that allows personnel reviews to be carried out monthly, quarterly or annually.

Insurance
---------

Workers Compensation Insurance
------------------------------

Our employees register workers compensation insurance at our Human Resources Department on their start date, the effective date of their workers compensation insurance is their start date, and workers compensation insurance is cancelled upon their termination date. Our Human Resources Department fills out a "Workers Compensation Insurance Adjustment Form" when the workers compensation insurance adjusts due to other factors. The Human Resources Department files employees' personal workers compensation insurance information on record for reference. The Human Resources Department calculates the workers compensation insurance fees and transfers the data to our Finance Department annually. The Finance Department withholds the insurance fees from each employee's salary.

Government Regulations
----------------------

Harbin Rodobo is regulated under national, provincial and county laws in China. The following information summarizes certain aspects of those regulations applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, provincial and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have in the foreseeable future. Due to the recent melamine contamination in China, our industry has become more highly scrutinized. It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent. Since the recent melamine scandal, the Chinese government has regulated the industry further. Per these new regulations, each dairy company must purchase a melamine testing device and products must be tested for possible melamine contamination before coming off the production line. Additionally, a representative from the Bureau of Quality Supervision, Inspection and Quarantine will test the products. The Company has purchased one such device at a cost of RMB140,000, which is approximately $20,300. Management has estimated that the compliance costs will not be significant.

As a manufacturer and distributor of food products, we are subject to the regulations of China's Ministry of Agriculture. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also (i) regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, (ii) specifies the standards of identity for certain foods, including our products, (iii) prescribes the format and content of many of the products we sell, (iv) prescribes the format and content of certain nutritional information required to appear on food product labels we use and (v) approves and regulates claims of health benefits of food products such as ours.

In addition, China's Ministry of Agriculture authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We and our products are also subject to province and county regulations including such measures as the licensing of dairy manufacturing facilities, enforcement of standards for products, inspection of facilities and regulation of trade practices in connection with the sale of dairy products.

Approvals, Licenses and Certificates
------------------------------------

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below:

     o Enterprise Corporation Business License (No. 230199100023749) issued on September 12, 2008, by the Heilongjiang Province Harbin City Administration for Industry and Commerce. This license will expire on November 24, 2028.

     o Taxation Registration Certificate (Guo Shui Zhi No. 230198734593984) issued by Heilongjiang Province Harbin Branch of State Taxation Administration Bureau, which is valid until April 13, 2009. The renewal of this license is in process and is expected to be obtained prior to said expiration date.

     o Taxation Registration Certificate (Da Di Shui Zhi No. 230198734593984) issued by Harbin Development Zone Branch of Local Taxation Bureau, which is valid until April 13, 2009. The renewal of this license is in process and is expected to be obtained prior to said expiration date.

     o Organization Code Certificate issued by Heilongjiang Province Harbin Bureau of Quality Supervision, Inspection and Quarantine (code No. 73459398-4, and registration No. Zu Dai Guan 230100-153886), the validity term of which is from November 25, 2008 to November 25, 2012.

     o Food Health License ((Hei) Wei Shi Zheng Zi (2007) No. 230101-000007) issued by Harbin Health Bureau. The license scope is pre-packaged food and the validity term is from April 14, 2006 to April 13, 2009. The renewal of this license is in process and is expected to be obtained prior to said expiration date.

The Dairy Industry in China
---------------------------

China's Economy
---------------

China, the world's most populous country, has one of the world's largest economies. Its 2007 gross domestic product ("GDP") is estimated at RMB 18.3 trillion (US$2.55 trillion) (see The US-China Business Council, Forecast 2008, page 2, available at www.uschina.org). GDP, income and retail spending have all increased rapidly as the economy has grown over the last ten years, and inflation has also risen significantly. The tables below set forth China's per capita income, retail sales and rates of inflation for the periods indicated.

Per capita income, 1995 - 2007

                           1995             2000             2005                 2007
                       -----------      ------------     --------------      --------------
                       RMB     $        RMB      $       RMB      $          RMB       $
Urban per capita       4,283   626      6,280    918     10,493   1,534      13,786    2,015
disposable income
Rural per capita net   1,578   231      2,253    329     3,255    476        4,140     605
income
------------------

Source: For 1995 - 2005, National Bureau of Statistics of China, China Statistical Yearbook 2006, Chapter 2, Section 3, and China Statistical Yearbook 2002, Chapter 2, Section 3. For 2007, The US-China Business Council, Forecast 2008, page 2, published at http://uschina.org/public/documents/2008/02/2008-china-economy.pdf. Figures for
2007 are estimates. Figures are rounded to the nearest hundred million. Dollar amounts are translated from RMB using an exchange rate current as of January 6, 2009.

Domestic retail sales, 1985 - 2007
figures in billions       1985          1990          1995            2000           2005              2007
                       ----------   ------------  --------------  -------------  --------------  -----------------

                       RMB    $     RMB    $      RMB      $      RMB     $      RMB      $      RMB       $
 Total retail sales    380.1  54.1  725.0  103.1  2,062.0  293.2  3,415.3 485.7  6,717.7  955.3  8,921.0   1,268.7
 of consumer goods
 ------------------

Source: China Statistical Yearbook 2006 and 2002, The US-China Business Council, Forecast 2008, page 2.

Inflation, 1985 - 2007

                    1985     1990      1995      2000     2005    2007
                    ----     ----      ----      ----     ----    ----
Overall inflation   9.3%     3.1%      17.1%     0.4%     1.8%    4.8%
------------------
Source: China Statistical Yearbook 2006 and 2002, The US-China Business Council, Forecast 2008.

Overview of the Dairy Industry in China
---------------------------------------

The Chinese government views the dairy industry as an instrumental component in reforming China's agricultural system and concurrently increasing the income of farmers. Additionally, the dairy industry plays a key role in improving the diet and overall welfare of the Chinese people. Milk and dairy products have gradually become a staple in the daily food intake of the Chinese. Consequently, the dairy market is one of the fasted growing markets in China. China's dairy industry has recently experienced dramatic expansion, with annual growth rates of approximately 10%-20%. Total revenues for China's dairy industry grew from $8.33 billion in 2004 to $10.66 billion in 2005, $11.68 billion in 2006, and $18.95 billion in 2007. There are approximately 1,500 dairy producers in China. However, only about 175 producers have received licenses from the government to sell their products directly on the market (source: General Administration of Quality Supervision, Inspection and Quarantine of P.R.C.).

Additionally, only 5% of these 1,500 dairy producers produce over 1 million tons of dairy products annually. Currently, six SOEs (State Owned Enterprises) control more than half of China's dairy market. Because China's dairy market is highly fragmented, we believe that current market dynamics provide a significant opportunity for us to acquire additional market share. The Company plans to increase market share through a roll-up strategy whereby the Company acquires some of its competitors. In addition, the Company plans marketing initiatives to take business away from competitors and increase market penetration with existing customers. The Company has also recently hired some sales force personnel from a major competitor.

Further, the recent melamine contamination scandal affected twenty-two large producers, with milk supplies in Hebei and Inner Mongolia found to be problematic. Thus far, the milk supply from Heilongjiang Province (where the Company operates) has not been seriously affected, and Rodobo's products have not tested positive in the contamination crackdown in China.

Our adult milk powder business is seasonal as adults tend to consume less milk powder in summer. As sales of adult milk powder only accounts for approximately 10% of the Company's business, however, overall the business of the Company does not appear to be seasonal.

Baby/Infant Dairy Formula
-------------------------

China's baby food industry, dominated by infant formula, is a multi-billion dollar business and has experienced an annual double-digit growth rate during the past five years up until 2007 (source: "2006-2007 China Infant/Child Milk Powder Market Research Report"). This growth resulted from increased demand which was the cumulative byproduct of three factors: 1) increase in disposable income, 2) penetration of milk formula into the rural market, and 3) female working population growth. The Company anticipates that as income levels rise, Chinese parents will spend more on infant formula due to demand for higher quality and greater variety. China's per capita dairy consumption is still relatively low, implying ample room for continued industry growth. In 2005, China's per capita dairy intake was only 21.7kg, or about 20% of the global average (source: The Chinese Academy of Agricultural Sciences, Agricultural Information Institute). Milk consumption in China is not uniform across the population. The majority of consumption occurs in large cities and economically developed regions, whereas the consumption of the rural population is 1/10 of that of the urban population (source: The Chinese Academy of Agricultural Sciences, Agricultural Information Institute). This disparity represents a substantial opportunity for distribution to rural regions.

There are about 18 million new babies born each year in China according to the National Statistics Bureau of the PRC. Rodobo's management initially estimated that an average infant in China consumes approximately 30 kilograms of dairy products per year, and that infants generally consume dairy based formula products for approximately 2.5 years. Therefore, Rodobo's management has estimated the potential market demand for infant formula products per year in China to be approximately 1.45 million tons. Based on Chinese industry statistics, management has calculated that the actual production volume of infant formula dairy products was more than 300,000 tons in 2006. Therefore, management believes there is great potential for demand-side growth for infant formula dairy products in China. Rodobo's management estimates that the total market size of dairy based nutritional products for infants and children, in terms of sales in China, was about $2 billion USD during 2006, representing a 5% growth rate over the past year. Currently sales growth has been mainly derived from increasing demand driven by medium size urban areas.

Infant formula is a substitute for breastfeeding. Rodobo's management believes that Chinese women generally only breastfeed babies for the first six months of an infant's life. After the first 6 months, management believes that mothers may choose infant formula over breastfeeding for two primary reasons: (1) many mothers must return to work after 6 months, making breastfeeding harder to manage, and (2) infant formula products currently available in the Chinese market provide adequate nutritional value. Accordingly, mothers are comfortable using formula as an adequate breast milk substitute. Empirical evidence also reflects the trend of Chinese mothers' increased acceptance and use of infant formula as a breast milk substitute. The August 2006 World Health Organization
(WHO) presentation stated that the breastfeeding rate in China has been decreasing in recent years, with select cities and regions dipping to around 61% of nursing mothers.

China's consumer goods market has rapidly developed in recent years, leading to increased demand for more modern food products. Rising income levels have allowed consumers to buy better quality and more sophisticated food products, including in the baby food sector. Because of the One Child Policy (state policy allowing most Chinese families to have only one child), parents and extended families tend to lavish a great deal of money, time and attention on the child. The demand for better quality products is derived from parents being able to spend more on baby formula and nutritional products. This market demand has led to the development of new products containing additional nutrients, including various essential fatty acids, vitamins and minerals.

Competition
-----------

Competitive Environment
-----------------------

The food and beverage business is highly competitive and, therefore, Rodobo faces substantial competition in connection with the marketing and sale of our milk powder products. Our products are positioned as premium products and, accordingly, are generally priced higher than certain similar competitive products. We believe that the principal competitive factors in marketing our products are quality, taste, freshness, price and product recognition. While we believe that we compete favorably in terms of quality, taste and freshness, our products may have higher prices yet less brand recognition than certain other established brands. Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars. The recent melamine contamination has severely affected many of Rodobo's competitors and will produce major reshuffling in our industry. Rodobo views this as a competitive opportunity to provide safe products to our customers and develop further brand loyalty. Further, the Company believes that as the government has implemented new regulations following the contamination scandal, consumers have rebuilt their confidence in formula and will continue to use formula. The Company's products were tested by General Administration of Quality Supervision, Inspection and Quarantine and were not implicated in the scandal. Indeed, the Company has not experienced a decline in sales following the scandal.

Our Competitors
---------------

We believe that the following dairy companies are our most significant direct competitors based in China: American Dairy, Inc., Synutra International, Inc. and Yaolan Dairy, Inc. These are much larger producers with dominating market share, but with lower profit margins than ours. Synutra International, Inc. has been implicated in the recent melamine contamination scandal.

Our Competitive Advantages
--------------------------

(1) Resource advantage: We have our own independent raw milk processing facilities. Therefore, our cost of purchasing raw milk is currently approximately 0.2 yuan per kilogram (or 7%) cheaper than other competitors.

(2) Production advantage: We own an infant formula production license issued by the Chinese government. With our unique milk powder formula for the elderly, we have exclusive rights to use the name of "China Nutrition Society Development" for ten years under the CNSOC's authorization, which we use in connection with our "Healthy Mid&Elderly" products.

(3) Focused market: Our market strategy is to provide high-end products for high-end elderly consumers in order to stand out from other competitors. To provide professional services and products, Rodobo also owns an exclusive license from the CNSOC to produce formula for the elderly, which we use in connection with our "Healthy Mid&Elderly" products. The implementation of company strategies can be concluded so as to provide high-end products and services to achieve high investment return rate.

(4) Established market coverage: Rodobo has a well established market network with footholds in three key sales regions: Chengdu district (covering Sichuan, Shanxi), Zhengzhou district (Covering Henan, Shandong) and Fuzhou district (covering Zhejiang, Fujian). These are key regions because of population concentration, geographic location and being "trendsetting" areas that influence other regions in China.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our common stock.

Risks related to doing business in the People's Republic of China.

Our business operations are conducted entirely in the PRC. Because China's economy and its laws, regulations and policies are different from those typically found in the west and are continually changing we will face risks including those summarized below.

The PRC is a developing nation governed by a one-party government and may be more susceptible to political, economic, and social upheaval than other nations.

China is a developing country governed by a one-party government that imposes restrictions on individual liberties that are significantly stricter than those typically found in the West. China is also a country with an extremely large population, widening income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems to be found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China's movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, internal conflicts between the police or military and the citizenry, and international political or military conflict. If any of these events were to occur, it could shut down China's economy and cause us to temporarily or permanently cease operations.

The PRC's laws, regulations and policies, and changes to them, may limit our ability to operate profitably or prevent us from operating at all.

Stores and distribution centers where our products are being sold or distributed as well as our suppliers and the agricultural producers on whom they depend, are located in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the production, distribution and sale of our merchandise. In particular, we are subject to regulation by local and national branches of the Ministries of Agriculture, Commerce, and Health, as well as the General Administration of Quality Supervision, the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to agriculture, taxation, land use rights and other matters. Such changes could be made at the national or local level and in the form of: farm subsidies; corporate tax rates; employee benefits; leaseholder or land-use rights; enforceability of contracts; intellectual property; retail pricing, and other. The effects of such changes on our business cannot be predicted but could be significant.

Anti-inflation measures may be ineffective or harm our ability to do business in the PRC.

In recent years, the PRC government has instituted anti-inflationary measures to curb the risk of an overheated economy characterized by debilitating inflation. These measures have included devaluations of the renminbi, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for some international transactions. These austerity measures may not succeed in slowing down the economy's excessive expansion or control inflation, or they may slow the economy below a healthy growth rate and lead to economic stagnation or recession; in the worst-case scenario, the measures could slow the economy without curbing inflation. The PRC government could adopt additional measures to further combat inflation, including the establishment of price freezes or moratoriums on certain projects or transactions. Such measures could harm the economy generally and hurt our business by limiting the income of our customers available to purchase our merchandise, by forcing us to lower our profit margins, and by limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business or to engage in transactions we deem desirable.

Governmental control of currency conversions may affect the value of an investment in the Company.

We receive all of our revenue in renminbi. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

Any future restrictions on currency conversions may limit our ability to use revenue generated in renminbi to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like Rodobo may buy, sell or remit foreign currencies only after providing valid commercial documents at PRC banks specifically authorized to conduct foreign-exchange business. In addition, conversion of renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility of the renminbi. Such restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

The PRC government could also restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

The fluctuation of the exchange rate of the renminbi against the dollar could reduce the value of an investment in the Company.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into renminbi for our operations, appreciation of the renminbi against the U.S. Dollar could reduce the value in renminbi of our funds. Conversely, if we decide to convert our renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the renminbi, the U.S. dollar equivalent of our earnings from Harbin Rodobo, our operating subsidiary in the PRC, would be reduced. In addition, the depreciation of significant U.S. Dollar-denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the renminbi to the U.S. Dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. As of January 6, 2009, this change in policy has resulted in an appreciation of the renminbi against the U.S. dollar of approximately 17.4% over the period since 2005. While the international reaction to the renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. Dollar.

Recently-modified SAFE regulations may restrict our ability to remit profits out of the PRC as dividends.

SAFE Regulations regarding offshore financing activities by PRC residents have recently undergone a number of changes which may increase the administrative burdens we face. SAFE issued a public notice (the "October Notice"), effective as of November 1, 2005, and implementation rules in May 2007, which require registration with SAFE by the PRC-resident stockholders of any foreign holding company of a PRC entity. These regulations apply to our stockholders who are PRC residents. In the absence of such registration, which requires our PRC resident stockholders to file applications and reports with the SAFE, the PRC entity (in our case both Harbin Mega Profit and Rodobo) cannot remit any of its profits out of the PRC, as dividends or otherwise.

In the event that our PRC-resident stockholders have not followed the procedures required under the October Notice and its implementation rules, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions, and we could face liability for evasion of foreign-exchange regulations. Such consequences could affect our good standing under PRC regulations and our ability to operate in the PRC, and could therefore diminish the value of an investment in the Company.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

As a matter of substantive law, the foreign-invested enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to foreign-invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices that are not consistent with U.S. generally accepted accounting principles. PRC accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of foreign-invested enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Our subsidiary, Harbin Mega Profit, is a wholly foreign-owned enterprise and is subject to these regulations.

As a matter of enforcement, although the enforcement of substantive rights may appear less clear than in the U.S., foreign-invested enterprises and wholly foreign-owned enterprises are PRC-registered companies, which enjoy the same status as other PRC-registered companies in business-to-business dispute resolution. Because the Articles of Association of Rodobo do not specify a method for the resolution of business disputes, Rodobo and other parties involved in any business dispute are free to proceed either in the Chinese courts or, if they are in agreement, through arbitration. Under PRC law, any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, PRC laws relating to business-to-business dispute resolution should not work to the disadvantage of foreign-invested enterprises such as Harbin Mega Profit and Rodobo.

However, the PRC laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

In addition, some of our present and future executive officers and directors, most notably Mr. Yanbin Wang, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

Risks related to our business
-----------------------------

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history, having commenced operations in 2002. We grew to our present size only in 2008. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets in the PRC. Some of these risks and uncertainties relate to our ability to:

     o    offer new products to attract and retain a larger customer base;

     o    attract additional customers and increase spending per customer;

     o increase awareness of our brand and continue to develop customer loyalty;

     o    respond to competitive market conditions;

     o    respond to changes in our regulatory environment;

     o    manage risks associated with intellectual property rights;

     o    maintain effective control of our costs and expenses;

     o    raise sufficient capital to sustain and expand our business; and

     o    attract, retain and motivate qualified personnel.

Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We expect to incur costs related to our planned expansion and growth into new plants and ventures which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.

We anticipate that our proposed expansion of our milk processing plants may include the construction of new or additional facilities. Rodobo's cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, Rodobo's projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay Rodobo's receipt of increased sales revenues, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

Our plans to finance, develop, and expand Rodobo's milk processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time Rodobo enters into a particular agreement, or at all. In addition, Rodobo may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. The significant expenditures required to expand our milk processing plants may not ultimately result in increased profits.

When our future expansion projects become operational, Rodobo will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address Rodobo's increased management needs or are otherwise unable to manage our growth effectively, Rodobo's operating results could be materially and adversely affected.

Our products may not achieve market acceptance.

We are currently selling our products principally in northern China. Achieving market acceptance for Rodobo's products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be receptive to our products. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

We derive a significant portion of our revenues for a limited number of customers.

In the fiscal year ended September 30, 2008, three major customers accounted for approximately 48% of our net revenue, with each customer individually accounting for 24%, 13% and 11%.

Changing consumer preferences make demand for our products unpredictable.

Rodobo is subject to changing consumer preferences and nutritional and health-related concerns. Our business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content or contamination of such products. A significant percentage of customers in China are lactose intolerant, and may therefore prefer other beverages. Rodobo could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

Adverse medical research relating to milk and demand for milk could decrease the demand for our products. Periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow's milk in the human diet. A study may be published or an announcement made concerning the healthfulness of cow's milk which may result in a decrease in demand for dairy products in China.

Our planned growth may require more raw milk than is available and could diminish the quality of our dairy products.

The supply of raw milk may be insufficient to meet demand which would limit our growth. Moreover, as we attempt to implement our growth strategy, it may become difficult to maintain current levels of quality control. Thus, concerns over quality control could also limit our growth. The raw milk used in our products is supplied to Rodobo by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts and that such increase may compromise quality. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to Rodobo, if at all. An inadequate supply of raw milk, coupled with concern over quality control, could limit our ability to grow, cause our earnings to decline and make our business less profitable. The Company's own dairy farm is currently under construction, and is not expected to start operations until July 2009. The Company expects that this new dairy farm will have 10,000 cows.

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly.

The current policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China's dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits.

We rely on Mr. Yanbin Wang, Our Chairman and Chief Executive Officer, for the management of our business, and the loss of his services could significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yanbin Wang, our Chairman and Chief Executive Officer and President, for the direction of our business. The loss of the services of Mr. Wang for any reason could have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Wang will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Wang. We have entered into an employment contract with Mr. Wang, but that agreement does not guarantee Mr. Wang's continuing to manage the Company. We do not have key man insurance on Mr. Wang, and if he were to die and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

In general, the price of milk products is affected by many factors beyond our control, including changes in consumer tastes, regulations, fluctuating commodity prices and changes in supply due to weather, production, feed costs and natural disasters. Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Rodobo's milk faces competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles and other special packaging which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than Rodobo, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of Rodobo are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by Rodobo. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Inadequate property and general liability insurance expose Rodobo to the risk of loss of our property as well as liability risks in the event of litigation against the Company.

Except for some property, automobile insurance and personal injury insurance, Rodobo and its subsidiaries do not carry enough property insurance, general liability insurance or product liability insurance to cover the full risks of our business operations. We do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property. Also, we cannot assure that we would not face liability in the event of the failure of any of our products. Any of the above would cause lost profits and if liability is significant, could force us to curtail or ease our operations.

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches.

Our products are manufactured in small batches with milk from the farms of local farmers. We may be unable to maintain the quality of our dairy products at increased levels of production. Increased production levels may cause Rodobo to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of our products could damage Rodobo's business, operations and finances.

We depend on suppliers for our raw material supply and may be exposed to the risks associated with failure in their quality control.

We depend on milk farmers and/or milk powder and other component suppliers for our raw material for further processing. This reliance exposes us to potential risks associated with their deficiencies in quality control. Although we choose our suppliers carefully, we cannot guarantee that there will not be any lapses of quality control or deliberate sabotage on the part of our suppliers which may result in severe damage to our brand name and business performance and financial results. The recent milk melamine contamination affected the milk powder of many dairy-related products producers. Even though we were not implicated in this scandal, we cannot guarantee that we will not be implicated in a similar situation in the future.

We face the potential risk of product liability associated with food products.

Rodobo faces the risk of liability in connection with the sale and consumption of milk products, should the consumption of such products cause injury, illness or death. Such risks may be particularly great in a company undergoing rapid and significant growth. Rodobo currently maintains no product liability insurance. Any insurance which we may obtain in the future may be insufficient to cover potential claims or the level of insurance coverage needed may be unavailable at a reasonable cost. A partially or completely uninsured successful claim against Rodobo would drive up our costs to defend such claim or pay damages and could cause reputational damage which would hurt our revenues. Either of these results would in turn reduce our profitability and could have a material adverse effect on our financial condition.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

Rodobo is subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. Due to the recent melamine contamination in China, our industry has become more highly scrutinized. It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent To the extent that new regulations are adopted, Rodobo will be required to conform its activities in order to comply with such regulations, which may increase our costs and reduce our profitability. Our failure to comply with applicable laws and regulations could subject Rodobo to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and financial condition.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

Rodobo has obtained trademark registrations for the use of our trade name "Rodobo" which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We believe our trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be insufficient. Moreover, even if our legal protection is sufficient, in the event our trademarks are challenged or infringed, we may not have the financial resources to defend them against any challenge or infringement and such defense could in any event be unsuccessful. Further, any events or conditions that negatively impact our trademarks could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage.

Rodobo has no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing competitive product lines. Any breach of confidentiality by our executives or employees having access to our formulae could result in our competitors gaining access to such formulae. Competitors may also be able to reverse-engineer our products to create their own versions of our products. The ensuing competitive disadvantage could reduce our revenues and our profits.

A widespread health problem in the PRC could negatively affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu, could have an adverse effect on our ability to receive and distribute supplies and products, the ability of our employees to work at our facilities, the ability of customers to reach points of purchase of our products, and other aspects of our operations. Public-safety measures, such as quarantines or closures of some facilities or points of purchase could disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business.

Our company name and product packaging may be subject to counterfeiting or imitation, which could have an adverse impact upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as an important element of our competitive strategy, and intend to position our Rodobo brand to be associated with affordable prices, high quality and convenience. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. Imitation of our company name or logo could occur in the future and there is no guarantee that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image.

In addition, there is chance that another company could bring a claim against us for trademark infringement, which could be costly and time-consuming to defend.

Difficulties with hiring, employee training and other labor issues could disrupt our operations.

We may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. Any such difficulties would reduce our operating efficiency and increase our costs of operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may have difficulty or need use more efforts to establish management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Although our internal control over financial reporting was considered effective as of September 30, 2008, there is no assurance that our internal control over financial reporting will continue to be effective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of fiscal year 2008 concluded that our internal control over financial reporting was effective. There is however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the future, if are unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

Inadequate funding for our capital expenditures may affect our growth and profitability.

Our net sales revenue has increased from $8.8 million in 2006 to $12.7 million for 2007 and to $22.1 million for 2008. Our continued growth will depend on our ability to raise capital from outside sources. Our ability to obtain financing will depend upon a number of factors, including:

     o    our financial condition and results of operations;

     o    the condition of the PRC economy;

     o    the condition of the milk formula market in China

     o    conditions in relevant financial markets;

     o    relevant PRC laws; and

     o    the success of our expansion plans.

If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive condition, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. We may not have the requisite experience to manage and operate a larger network of production and distribution facilities. In addition, we may face challenges in integrating acquired businesses with our own. These events would increase demands on our existing management, workforce and facilities. Failure to satisfy these increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To the knowledge of management, neither the manufacturing nor the distribution of our products constitutes an activity that requires us to comply with PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot make any assurances that the PRC government will not amend the current PRC environmental protection laws and regulations and apply them to us. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

Risks related to an investment in our common stock
--------------------------------------------------

Our Chief Executive Officer controls us through his position and stock ownership and his interests may differ from other stockholders.

Our Chief Executive Officer, Mr. Yanbin Wang, owns preferred convertible shares that upon conversion will represent approximately 20% of Rodobo's outstanding shares. As a result, Mr. Wang will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang's interests may differ from those of other stockholders.

We do not intend to pay cash dividends in the foreseeable future.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries based in the PRC. Our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See "Risks related to doing business in the People's Republic of China" above.

There is currently a very limited trading market for our common stock.

Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any extended period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system. You may not be able to sell your shares due to the absence of an established trading market.

Our common stock is subject to the Penny Stock Regulations.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Enforcement against us or our directors and officers may be difficult.

Because our principal assets are located outside of the U.S. and some or all our directors and officers, both present and future, reside outside of the U.S., it may be difficult for investors to enforce their rights based on U.S. federal securities laws against us and our officers and some directors or to enforce a U.S. court judgment against us or them in the PRC.

We do not presently maintain directors and officers liability coverage. It may be difficult for investors to enforce their rights based on U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a "land use right," which we sometimes refer to informally as land ownership. There are four methods to acquire land use rights in the PRC:

     o    grant of the right to use land;

     o    assignment of the right to use land;

     o    lease of the right to use land; and

     o    allocated land use rights.

In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds.

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other uses. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

On July 1, 2004, Rodobo entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. ("Jinniu") to lease its production facilities in Qinggang, Heilongjiang. Under the agreement, Harbin Rodobo is obligated to pay RMB1,000,000 (approximately US$145,792) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010. On April 1, 2005 and April 1, 2006, Harbin Rodobo and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July, 2010, the annual rent payment will be reduced to RMB600,000 (approximately US$87,475), payable in two installments each year. Under the amended agreement, Harbin Rodobo is also required to make a minimum of RMB400,000 (approximately US$58,317) of annual improvements or betterment to the leased facility when the new lease term takes effect.

Our land use rights are set forth below:

No.  Lessees        Description of the Lease               Term            Rent per Year
                                                                           (Yuan)
1    Cangzong Wu    Production Facilities, ~30,000 m(2),   26 years        1,000,000
                    Zhonghe Town, Qinggang                 (expiring in
                                                           2030)

2    Yanbin Wang    Office building, ~300 m(2), No.380,    5 years         48,000
                    Changjing Road, Harbin                 (expiring in

                                                           2012)

We believe this provides us with adequate space for the continued development of the Company.

Item 3.  Legal Proceedings.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. The Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

Item 4.  Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders in the last quarter of the fiscal year ended September 30, 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock began quotation on the Over-the-Counter Bulletin Board on November 2, 2004, and are currently quoted under the symbol "RDBO.OB". The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for the four quarters of 2007 and of 2008. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.



FISCAL YEAR ENDED SEPTEMBER 30, 2007                HIGH          LOW
--------------------------------------------------------------------------
First Quarter Ended December 31, 2006            $     0.25    $     0.25
Second Quarter Ended March 31, 2007              $     0.90    $     0.18
Third Quarter Ended June 30, 2007                $     0.35    $     0.125
Fourth Quarter Ended September 30, 2007          $     0.22    $     0.08


FISCAL YEAR ENDED SEPTEMBER 30, 2008                HIGH          LOW
--------------------------------------------------------------------------
First Quarter Ended December 31, 2007            $     0.23    $     0.08
Second Quarter Ended March 31, 2008              $     0.08    $     0.07
Third Quarter Ended June 30, 2008                $     0.07    $     0.04
Fourth Quarter Ended September 30, 2008          $     0.04    $     0.03


On January 6, 2008, the per-share closing price of our common stock, as reported by Yahoo! Finance, was $0.75. As of such date, a total 1,435,568 shares of common stock were issued and outstanding.

As of January 6, 2009, there were 68 stockholders of record of our common stock.

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares. Their address is 500 E. Warm Springs Rd., Suite 240, Las Vegas, NV 89119, U.S.A., telephone: (702) 361-3033.

Dividend Policy

We have not declared or paid any cash dividends to date, and we do not intend to declare any cash dividends on the shares of our common stock in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on shares of our common stock will be solely at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions in future financing agreements, if any, and other business and financial considerations our board of directors may deem relevant.

Stock Option Plan

The Company currently does not have, but intends to formally adopt, a stock option or restricted share plan. Analysis is being done on the impact of recent accounting and regulatory rule changes on the Company and on its future incentive plans.

Item 6.  Selected financial data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

We are one of the largest non-state-owned dairy companies in China, ranking in the top 10% of the industry. Our industry niche is the dairy-based nutritional products market. Our operations include production, marketing, research and development, packaging and the management of raw milk resources. Our target market is comprised of infants, children, pregnant women, nursing mothers and other adults. Our revenues are derived solely from sales of our products.

On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega and its sole shareholder. Pursuant to the Agreement, Navstar completed its acquisition of 100% ownership interest in Mega, which owned 100% of Harbin Rodobo. At the closing, the Company acquired all of the issued and outstanding capital stock of Mega from Mega's shareholder in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock will equal 93% of the issued and outstanding shares of common stock of the Company (the "Merger"). Concurrently, the Company changed its name to "Rodobo International, Inc." pursuant to Chapter 92A the Revised Nevada Statutes.

In connection with the Merger, 10,293,359 shares of common stock issued to former employees of Rodobo and shareholders of prior subsidiaries were cancelled. Per agreements with certain convertible note holders holding collectively $1,000,000 original face value of the convertible notes, all such notes have been suspended and upon increase of the Company's authorized share capital shall be converted into approximately 458,490 shares of the Company's common stock.

Effective on November 12, 2008, the Company effected a reverse stock split of
37.4 to 1.

On December 12, 2008, we received a written consent in lieu of a meeting of stockholders approving the increase in our authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 and 15,000,000 shares of preferred stock, par value $0.001 to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001, and 30,000,000 shares of preferred stock, par value $0.0001.


Results of Operations
---------------------

The following table sets forth the year over year change for each category of the statement of operations, as well as each category as a percentage of net sales.

                                                                Years Ended September 30,
                                            --------------------------------------------------------
                                                  2008    % of               2007    % of      % of
                                           -----------    sales      ------------    sales    change

Net sales                                  $22,141,967   100.0%      $ 12,764,906   100.0%     73.5%

Cost of goods sold                          11,701,134    52.8%         6,599,179    51.7%     77.3%
                                           -----------               ------------

     Gross profit                           10,440,833    47.2%         6,165,726    48.3%     69.3%
                                           -----------               ------------
Operating expenses:
  Distribution expenses                      4,223,722    19.1%         3,265,044    25.6%     29.4%
  General and administrative expenses          782,391     3.5%           337,006     2.6%    137.6%
  Depreciation and amortization expenses        85,174     0.4%            28,901     0.2%    131.0%
                                           -----------                -----------

     Total operating expenses                5,091,287    23.0%         3,630,951    28.4%     40.2%
                                           -----------                -----------

Operating income                             5,349,546    24.2%         2,534,775    19.9%    111.0%



Subsidies                                       98,627     0.5%            77,796     0.6%     26.8%

Other income (expenses)                         10,427     0.1%             6,410     0.1%     62.7%
                                           -----------                -----------

Income before income taxes                   5,458,600    24.7%         2,618,982    20.5%    108.4%

Provision for income taxes                          --     0.0%                --     0.0%       n/a
                                           -----------                -----------

Net income                                   5,458,600    24.7%         2,618,982    20.5%    108.4%
                                           -----------                -----------
Other comprehensive income:
     Foreign currency translation
     adjustment                                723,826     3.3%           126,232     1.0%    473.4%
                                           -----------                -----------

     Comprehensive income                  $ 6,182,426    27.9%         2,745,214    21.5%    125.2%
                                           ===========                ===========


Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net Sales
---------

Net sales for the fiscal year ended September 30, 2008 were $22.1 million, an increase of approximately $9.4 million or 73.5% compared to the net sales for the fiscal year ended September 30, 2007. This increase was primarily driven by the Company's continuous efforts on developing its distribution network and enhancing its ability to expand its customer base. Additionally, the sales increase was contributed to by an average pricing increase of 23% implemented in May 2007 as a result of increased materials costs.

Gross Profit:
-------------

The Company's gross profit increased approximately $4.3 million for the fiscal year ended September 30, 2008, up 69.3% compared to the gross profit for the fiscal year ended September 30, 2007. Due to the increased material costs and labor costs, the cost of goods sold increased by 77.3%, greater than the 73.5% increase in sales. Therefore, the overall gross profit margin decreased slightly from 48.3% in 2007 to 47.2% in 2008.

Operating expenses:
-------------------

Operating expenses for the fiscal year ended September 30, 2008 were $5.1 million, an increase of approximately $1.5 million or 40.2% compared to the fiscal year ended September 30, 2007. However, operating expenses as a percentage of net sales dropped from 28.4% in 2007 to 23.0% in 2008.

Distribution expenses increased by approximately $0.96 million, up 29.4% compared with the figure in 2007. The increase was mainly due to an increase of $1.0 million in distributor rebates, as a result of sales increases and market expansion.

General and administrative expenses increased by $0.45million, or approximately 132.2%, from $0.34 million in 2007 to $0.78 million in 2008. The increase resulted from a $0.09 million increase in salaries due to staff salary raises and headcount addition, $0.15 million of advertising costs, and $0.14 million of incremental expenses incurred by Harbin Mega Profit Management Consulting Co., Ltd. and Qinggang Mega Profit Agriculture Co., Ltd., subsidiaries the Company incorporated in fiscal 2008.

Depreciation expenses increased by $0.04 million, or approximately 131.0%, from $0.03 million in 2007 to $0.07 million in 2008. This increase was primarily related to the building improvement at the Company's Qinggang production facilities and the purchase of equipment to support the Company's sales growth. Amortization expenses increased by $0.02 million from zero in 2007. This increase was related to the purchase and use of a powered milk product formula specifically developed for the middle aged and seniors.

Overall increase in operating expenses was less than the increase in net sales. We realized a 111.0% increase (approximately $2.8 million) in income from operations in the fiscal year ended September 30, 2008 compared with the fiscal year ended September 30, 2007.

Net Income:
-----------

The Company achieved $5.5 million of net income for the fiscal year ended September 30, 2008, or an increase of $2.8 million (approximately 108.4%) compared with $2.6 million for the fiscal year ended September 30, 2007. This was mainly attributable to the increase in sales, partially offset by increases in cost of goods sold and operating expenses.

Liquidity and Capital Resources
-------------------------------

The following table summarizes the cash flows for the fiscal years ended September 30, 2008 and 2007.

                                                      Years Ended September 30,
                                                         2008          2007
                                                     -----------    -----------
Net cash provided by operating activities            $ 7,164,959    $ 3,200,062
                                                     -----------    -----------

Net cash (used in) investing activities               (7,646,652)    (3,445,877)
                                                     -----------    -----------

Net cash provided by financing activities              1,077,182          2,205
                                                     -----------    -----------

Effect of exchange rate changes on cash and cash
equivalents                                               30,239        120,464
                                                     -----------    -----------

Net increase (decrease) in cash and cash
equivalents                                              625,728       (123,146)

Cash and cash equivalents, beginning of period            33,302        156,448
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   659,030    $    33,302
                                                     ===========    ===========


The cash balance increased by $0.63 million to $0.66 million at September 30, 2008, as compared to $0.03 million at September 30, 2007. This increase was mainly attributable to net cash provided by operating activities of $7.2 million and net cash provided by financing activities of $1.1 million, being offset by cash used in investing activities of $7.6 million.

Net Cash Provided By Operating Activities
-----------------------------------------

For the fiscal year ended September 30, 2008, the Company generated $7.2 million in operating activities, compared with $3.2 million provided by operating activities for the fiscal year ended September 30, 2007. The increase in net cash flows provided from operating activities was attributable primarily to an increase in net income of $2.8 million and an increase in advance from customers of $0.9 million.

Net Cash Used in Investing Activities
-------------------------------------

For the fiscal year ended September 30, 2008, the Company used $7.6 million in investing activities, compared with $3.4 million used in investing activities for the fiscal year ended September 30, 2007. This increase was due primarily to acquisition of fixed assets, construction projects at plant, deposits on land and equipment and purchase of intangible assets, being offset by the return of previous investment advances.

On June 10, 2008, the Company incorporated a subsidiary company, Mega Profit Agriculture Company. As of September 30, 2008, Harbin Rodobo has made a total down payment of $9.8 million to acquire land, buildings and equipments under agreements with various parties. This down payment paid by Harbin Rodobo was made in order to acquire land use rights and equipment associated with the construction of Mega Profit Agriculture Company's new dairy farm.

The Company entered into a "Technology Transfer Agreement" with China Nutrition Society ("CNS") to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5 million (approximately $0.7 million). The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of September 30, 2008, the Company has made the first installment payment of RMB 2 million (approximately $0.3 million).

The Company made payments to Wei Li Si Dairy Co. ("WLS") in connection with its pending acquisition of certain assets owned by WLS. The total acquisition price of those assets by the Company, per an Assets Acquisition Agreement ("Agreement") dated June 18, 2006, was estimated to be RMB 30 million (approximately $4.4 million). The Company has decided to cease the effort to acquire the aforementioned assets owned by WLS. As of September 30, 2008, WLS has returned to the Company the majority of the investment advances made to date with a remaining balance of $14,728 to be returned.

Net Cash Provided By Financing Activities
-----------------------------------------

For the fiscal year ended September 30, 2008, approximately $1.1 million was provided by financing activities, compared with approximately $2,205 provided by financing activities for the fiscal year ended September 30, 2007. This increase in net cash from financing activities was due to net proceeds received from the issuance of 14,500 shares of Common Stock on January 11, 2008, being offset by repayment of a related party loan.

Indebtedness Due to Related Party
---------------------------------

The Company incurred total indebtedness of $384,826 in fiscal year 2007 and $12,519 in fiscal year 2008 related to temporary funding by its Chief Executive Officer to finance working capital as needed.

On September 30, 2008, prior to and in conjunction with the Merger, Mega entered into an investment agreement with an investor for $3,000,000 in Mega. As a result, upon the Merger, the investor received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company together with other owners of Mega. In addition, Mega also agreed to issue to the investor warrants to purchase 818,182 shares of the common stock of Mega at an exercise price of $1.50 per share, and warrants to purchase 545,455 shares of the common stock of Mega at an exercise price of $1.75 per share, with no separate consideration being paid for such warrants (the "Warrants"). The Warrants which were assumed by the Company upon the Merger expire in four years.

Other Receivables
-----------------

On October 15, 2007, the Company entered into an "Agreement for Increase of the Share Capital" with Inner Mongolia Hulunbeier Beixue Dairy Co., Ltd. ("Beixue") to obtain 51% interest of Beixue with a total investment of RMB 51,000,000 (approximately US$7,511,156). Under the Agreement, the Company agrees to pay a first installment payment of RMB 1,000,000 (approximately US$147,278) by February 20, 2008 and the remaining amount within 90 days of the first installment payment. As of September 30, 2008, the Company made advances to Beixue in the total amount of $147,278. Consequently, the Company has decided to cease the effort to acquire the 51% interest of Beixue aforementioned. Beixue will return the investment advances made to date to the Company.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

As of September 30, 2008, the Company had the following contractual obligations:

                                                                   Payments due by period
                                          -------------------------------------------------------------------
                                                         Less than      1 - 3          3 - 5       More than
Contractual obligations                      Total        1 year        years          years        5 years
---------------------------------------   -----------   -----------   -----------   -----------   -----------

Qinggang facility lease                   $ 3,240,116   $   147,278   $   294,556   $   294,556     2,503,726
Purchase obligation for land use rights   $ 5,031,810   $ 5,031,810            --            --            --
Purchase obligation for construction
contracts                                 $ 6,209,222   $ 6,209,222            --            --            --
Purchase obligation for equipment         $    33,874   $    33,874            --            --            --
China Nutrition Society milk formula
agreement                                 $   441,833   $   441,833            --            --            --
                                          -----------   -----------   -----------   -----------   -----------

Total                                     $14,956,855   $11,864,017   $   294,556   $   294,556     2,503,726
                                          -----------   -----------   -----------   -----------   -----------

Outlook
-------

Over the next twelve months, we intend to pursue our primary objective of increasing market share, building our own dairy farm and improving raw milk resources. We believe that we have sufficient funds to operate for the next twelve months. In addition to funds available from the operation earnings, we may need external source of capital for our expansion. We are exploring equity financing to finance such expenditures, and intend to raise equity through the capital market to allow us to accomplish our future acquisition goals. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Critical Accounting Policies and Estimates
------------------------------------------

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the Company's opinion, the condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company and the results of operations and cash flows not misleading. Critical accounting policies are those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, the Company utilized available information, including its past history, industry standards and the current economic environment, among other factors, in forming the Company's estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company's results of operations to those of companies in similar businesses. We believe that of the Company's significant accounting policies, the following may involve a higher degree of judgment and estimation.

Inventories
-----------

Inventories comprise raw materials, work in progress, finished goods and packing materials and are stated at the lower of cost or market value. Cost is calculated using the First In First Out method and includes all costs to acquire and any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenances, and depreciation expense.

Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Property, plant and equipment
-----------------------------

Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The estimated useful lives for significant property, plant and equipment categories are as follows:

           Leasehold improvement                     5.5 years

           Machinery, equipment and automobiles        5 years

Construction in progress represents the direct costs of construction or acquisition incurred. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

The Company periodically reviews the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognized an impairment loss equal to the an amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of September 30, 2008.

Revenue recognition
-------------------

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenues consist of the invoice value of the sale of goods net of sales returns and allowances.

Taxation
--------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financials statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized. There are no deferred tax amounts at June 30, 2008 and September 30, 2007, respectively.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial position.

The Company's wholly owned subsidiary, Harbin Rodobo, is entitled to a tax holiday of five years for full Enterprise Income Tax ("EIT") exemption. The preferential tax treatment commenced in 2005 and will expire in 2009. The estimated tax savings amounted to $1.4 million and $0.9 million, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $3.80 to $2.82 in 2008 and $2.69 to $1.80 in 2007.

Recently Issued Accounting Pronouncements
-----------------------------------------

The following pronouncements have recently been issued by the Financial Accounting Standards Board ("FASB"):

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning on or after November 15, 2007, which is the Company's fiscal year 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning on or after November 15, 2007, which is the Company's fiscal year 2009. The Company is currently assessing the impact of FAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. FAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of FAS 141 (R) on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("FAS 160"). This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of FAS 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). This statement requires enhanced disclosures about (i) how and why companies use derivative instruments,
(ii) how companies account for derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and (iii) how derivative instruments and related hedged items affect their financial results. FAS 161 is effective for fiscal years beginning on or after November 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of FAS 161 on its financial statements.

Off-Balance Sheet Arrangements
------------------------------

We are not a party to any off-balance sheet arrangements.


Item7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rodobo International, Inc.
(Formerly Navstar Media Holdings, Inc)

We have audited the accompanying consolidated balance sheets of Rodobo International, Inc. (the "Company) as of September 30, 2008 and 2007 and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the two-year period ended September 30, 2008. Rodobo International, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rodobo International, Inc. as of September 30, 2008 and 2007 and the results of its operations and cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.



/s/ Bagell Josephs, Levine & Company, LLC
-----------------------------------------
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey
December 28, 2008


                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                              2008             2007
                                                          ------------    ------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                 $    659,030    $     33,302
 Accounts receivable - net of allowance for
   bad debts of $66,921 and $60,643 , respectively           1,143,328         887,403
 Advances to employees                                         185,500         267,930
 Other receivables                                             162,006              --
 Inventories                                                   991,536       1,432,856
 Prepaid expenses                                               26,510         142,611
 Advances to suppliers                                              --         138,034
                                                          ------------    ------------

     Total current assets                                    3,167,910       2,902,136
                                                          ------------    ------------

Property, plant and equipment, net:
 Fixed assets, net of accumulated depreciation                 812,079         115,204
 Construction in progress                                      148,240         403,378
                                                          ------------    ------------

                                                               960,319         518,582
                                                          ------------    ------------

Other assets:
 Investment advances                                                --       3,429,959
 Deposits on land and equipment                             10,873,562              --
 Intangible assets, net                                        717,978              --
                                                          ------------    ------------

     Total other assets                                     11,591,540       3,429,959
                                                          ------------    ------------

     Total assets                                         $ 15,719,769    $  6,850,677
                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $  2,165,061    $  1,035,101
 Other payable                                                 171,286         229,576
 Accrued expenses                                              924,580       1,458,537
 Advance from customers                                      1,162,184          96,484
 Due to related party                                           18,079         384,826
                                                          ------------    ------------

     Total current liabilities                               4,441,190       3,204,524
                                                          ------------    ------------

Shareholders' equity
Convertible preferred stock, $0.001 par value,
  15,000,000 shares authorized 12,976,316 shares
  issued and outstanding as of September 30, 2008
  and 2007, respectively                                        12,976           12,976
Common stock, $0.001 par value, 1,604,278 shares
  authorized, 1,435,568 and 973,685 shares
  issued and outstanding as of September 30, 2008
  and 2007, respectively                                         1,436             974
Additional paid in capital                                   3,930,628         452,878
Additional paid in capital - warrants                          971,788              --
Subscription receivable                                     (3,050,000)        (50,000)
Retained earnings                                            8,524,267       3,065,667
Accumulated other comprehensive income                         887,484         163,658
                                                          ------------    ------------

Total shareholders' equity                                  11,278,579       3,646,153
                                                          ------------    ------------

Total liabilities and shareholders' equity                $ 15,719,769    $  6,850,677
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME


                                                       Year Ended September 30,
                                                       2008               2007
                                                     -----------     -----------
Net sales                                            $22,141,967     $12,764,906
Cost of goods sold                                    11,701,134       6,599,179
                                                     -----------     -----------

                Gross profit                          10,440,833       6,165,726
                                                     -----------     -----------

Operating expenses:
Distribution expenses                                  4,223,722       3,265,044
General and administrative expenses                      782,391         337,006
Depreciation and amortization expenses                    85,174          28,901
                                                     -----------     -----------

                Total operating expenses               5,091,287       3,630,951
                                                     -----------     -----------

Operating income                                       5,349,546       2,534,775

Subsidies                                                 98,627          77,796
Other income (expenses)                                   10,427           6,410
                                                     -----------     -----------

Income before income taxes                             5,458,600       2,618,982

Provision for income taxes                                    --              --
                                                     -----------     -----------

Net income                                           $ 5,458,600     $ 2,618,982

Other comprehensive income:
Foreign currency translation adjustment                  723,826         126,232
                                                     -----------     -----------

Comprehensive income                                 $ 6,182,426     $ 2,745,214
                                                     ===========     ===========

Basic and diluted net income per share               $      3.80     $      2.69
                                                     ===========     ===========

Basic and diluted weighted average shares
  outstanding                                          1,435,568         973,685
                                                     ===========     ===========


             The accompanying notes are an integral part of these
                       consolidated financial statements


                                                    RODOBO INTERNATIONAL INC.
                                             (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                       Addi-                                Accumulated
                                                           Addi-      tional       Subscrip-                  Other
                    Convertible                           tional      Paid in       tion                    Comprehen-
                     Preferred          Common Stock      Paid in     Capital-     Receiv-      Retained       sive
                  Shares     Amount    Shares   Amount    Capital     Warrant       able        Earnings      Income        Total
                ----------  -------    -------  ------   ---------    ---------    ---------    ---------   -----------   ----------
Balance at
 September 30,
 2006           12,976,316  $12,976    973,685  $  974   $ 452,878    $     --     $ (50,000)   $ 446,685   $    37,426   $  900,939

Net income
 for the
 year                   --       --         --      --          --          --            --    2,618,982            --    2,618,982

Foreign
 currency
 translation
 adjustments            --       --         --      --          --          --            --           --       126,232      126,232
               -----------  -------   --------  -------  ---------    ----------   ---------   ----------   -----------   ----------

Balance at
 September 30,
 2007           12,976,316  $12,976    973,685  $  974   $ 452,878   $       --    $ (50,000)  $3,065,667   $   163,658   $3,646,153

Acquisition
 of Net assets
 of Navstar             --  $    --    461,883     462        (462)          --           --           --            --           --

Original
 capital
 contributed            --       --         --      --   1,450,000          --            --           --            --    1,450,000

Capital
 raised in
 connection
 with reverse
 merger                 --       --         --      --   3,000,000          --    (3,000,000)          --            --           --

Issuance of
 warrants               --       --         --      --    (971,788)    971,788            --           --            --           --

Net income
 for the year           --       --         --      --          --          --            --    5,458,600            --    5,458,600

Foreign
 currency
 translation
 adjustments           --        --         --      --          --          --            --           --       723,826      723,826
               -----------  -------  ---------  ------   ---------    ---------    ---------   ----------   -----------   ----------

Balance at
 September 30,
 2008           12,976,316  $12,976  1,435,568  $1,436   $3,930,628   $ 971,788  $(3,050,000)  $8,524,267   $   887,484  $11,278,579
               ===========  =======  =========  ======   ==========   =========  ===========   ==========   ===========  ===========

             The accompanying notes are an integral part of these
                       consolidated financial statements


                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended September 30,
                                                            2008            2007
                                                       ------------    ------------
Cash flows from operating activities
Net income                                             $  5,458,600    $  2,618,982
Adjustments to reconcile net income to
  operating activities
Depreciation and amortization                                84,376          33,111
Changes in assets and liabilities:
(Increase) decrease in -
  Accounts receivable, advance to employees
   and other receivables                                    (38,382)       (308,699)
  Inventories                                               564,101          46,339
  Prepaid expenses                                          125,194        (142,611)
  Advances to suppliers                                     145,723         (55,174)
Increase (decrease) in -
  Accounts payable and other payable                        467,785         511,192
  Accrued expenses                                         (652,406)        433,577
  Advance from customers                                  1,009,968          63,345
                                                       ------------    ------------

Net cash provided by operating activities                 7,164,959       3,200,062
                                                       ------------    ------------

Cash flows from investing activities
  Purchase of fixed assets                                 (344,165)        (42,405)
  Cash used for construction in progress                    (84,324)       (201,245)
  Repayment to (Investment advances)                      3,466,043      (3,202,227)
  Deposits on land and equipment                        (10,402,414)             --
  Purchase of intangible assets                            (281,792)             --
                                                       ------------    ------------

Net cash (used in) investing activities                  (7,646,652)     (3,445,877)
                                                       ------------    ------------

Cash flows from financing activities
  Proceeds from issuance of common stock                  1,450,000              --
 (Repayment to) proceeds from related party loan           (372,818)          2,205
                                                       ------------    ------------

Net cash provided by financing activities                 1,077,182           2,205
                                                       ------------    ------------

Effect of exchange rate changes on cash and
   cash equivalents                                          30,239         120,464
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents        625,728        (123,146)

Cash and cash equivalents, beginning of year                 33,302         156,448
                                                       ------------    ------------

Cash and cash equivalents, end of year                 $    659,030    $     33,302
                                                       ============    ============

Supplemental disclosures of cash flow information:


          Interest paid                                $     12,993    $         --
                                                       ============    ============
          Income taxes paid                            $         --    $         --
                                                       ============    ============

             The accompanying notes are an integral part of these
                       consolidated financial statements

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



1.   ORGANIZATION AND BASIS OF PRESENTATION

On September 30, 2008, Rodobo International, Inc. (the "Company") under its former name of Navstar Media Holdings, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, its wholly owned acquisition subsidiary Rodobo International, Inc. ("Merger Sub"), Mega Profit Limited ("Mega Profit"), a corporation formed under the laws of the Cayman Islands, and shareholders of Mega Profit ("Sellers").

Pursuant to the Merger Agreement, the Merger Sub acquired Mega Profit and then merged with and into the Company (the "Merger"). In consideration of the acquisition of Mega Profit by the Merger Sub and the Merger, the Merger Sub issued to the Sellers and their designees: 1) 10 shares of the common stock of the Merger Sub, which are converted into approximately 37,000,000 shares of common stock of the Company prior to and approximately 973,685 shares post a 37.4:1 reverse split, which is done in conjunction with the Merger; 2) 12,976,316 shares of convertible preferred stock which are converted into 12,976,316 shares of the common stock of the Company. Upon completion of the Merger and conversion of the preferred stock, the Sellers and their designees shall own 93% of issued and outstanding common stock of the Company.

In connection with the acquisition of Mega Profit, officers and directors of the Company resigned and executive officers of Mega Profit were appointed as the Company's offices and directors.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, Mega Profit and its subsidiaries are treated as the continuing entity for accounting purposes.

On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. Mega Profit had a capital subscription receivable in the amount of $3,000,000 as of September 30, 2008. The entire amount was subsequently received in October 2008. As a result, upon the completion of the Merger, the investor received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company together with other owners of Mega Profit. In addition, Mega Profit also agreed to issue to the investor warrants to purchase 818,182 shares of the common stock of Mega Profit at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Mega Profit at an exercise price of $1.75 per share. No separate consideration was paid for such warrants (the "Warrants"). The Warrants, which were assumed by the Company upon the Merger, expire in four years.

Mega Profit was incorporated under the laws of the Cayman Islands on April 23, 2007. On October 26, 2007, Mega Profit invested $1,380,000 to form a wholly-owned subsidiary, Harbin Mega Profit Management Consulting Co., Ltd. ("Harbin Mega Profit"), a wholly foreign-owned entity ("WFOE") incorporated under the laws of the People's Republic of China ("PRC" or "China"). On April 1, 2008, Mega Profit entered into an "Investment Agreement" with Harbin Mega Profit to incorporate a subsidiary, Qinggang Mega Profit Agriculture Co., Ltd. ("Mega Profit Agriculture").

Mega Profit has not carried on any substantive operations of its own. Instead, it had entered certain exclusive agreements with Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"). Harbin Rodobo was incorporated on January 4, 2002 under the laws of the PRC.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


1.   ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The paid-in capital of Harbin Rodobo was funded by the stockholders of Harbin Mega Profit. PRC law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on October 27, 2007, Harbin Mega Profit entered into certain exclusive agreements with Harbin Rodobo and its stockholders. Pursuant to these agreements, Harbin Mega Profit provides exclusive consulting and other general business operation services to Harbin Rodobo, in return for a consulting services fee which is equal to Harbin Rodobo's revenue. In addition, Harbin Rodobo's shareholders have pledged their equity interest in Harbin Rodobo to Harbin Mega Profit, irrevocably granted Harbin Mega Profit an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Harbin Rodobo and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Harbin Mega Profit. Through these contractual arrangements, Harbin Mega Profit has the ability to substantially influence Harbin Rodobo's daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders' approval.

As a result of these contractual arrangements, which obligates Harbin Mega Profit to absorb a majority of the risk of loss from Harbin Rodobo's activities and enable Harbin Mega Profit to receive a majority of its expected residual returns, Harbin Mega Profit accounts for Harbin Rodobo as a variable interest entity ("VIE") under FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". Accordingly, Harbin Mega Profit consolidates Harbin Rodobo's results, assets and liabilities.

Harbin Mega Profit through its VIE, Harbin Rodobo, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, pregnant women and other adults under the brand name "Rodobo".

Since Harbin Mega Profit and Harbin Rodobo are under common control, the consolidation of Harbin Mega Profit and Harbin Rodobo has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Harbin Mega Profit and Harbin Rodobo had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Harbin Mega Profit and Mega Profit Agriculture, and its VIE, Rodobo. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

ACCOUNTS RECEIVABLE - The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision.

INVENTORIES - Inventories comprise raw materials, work in progress, finished goods and packing materials and are stated at the lower of cost or market value. Cost is calculated using the First In First Out method and includes all costs to acquire and any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenances, and depreciation expense. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The estimated useful lives for significant property, plant and equipment categories are as follows:

     Leasehold improvement                                        5.5 years
     Machinery, equipment and automobiles                         5 years

Construction in progress represents the direct costs of construction or acquisition incurred. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

The Company periodically reviews the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") 144. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognized an impairment loss equal to the an amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of September 30, 2008.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenues consist of the invoice value of the sale of goods net of sales returns and allowances.

ADVANCE FROM CUSTOMERS - Revenue from the sale of goods or services is recognized when goods are delivered. Receipts in advance for goods to be delivered in the subsequent year are carried forward as deferred revenue.

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $198,568 and $45,381 for the years ended September 30, 2008 and 2007, respectively.

EMPLOYEES' BENEFIT COST - Mandatory contributions are made to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

EARNINGS PER SHARE - The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), and SEC Staff Accounting Bulletin No. 98. SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

FOREIGN CURRENCY TRANSLATION - The Company's principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency ("RMB") as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of September 30, 2008 and 2007, the exchange rate was 6.79 and 7.49 RMB per US Dollar, respectively.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES - The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financials statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized. There are no deferred tax amounts at September 30, 2008 and 2007, respectively.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial position.

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption. The preferential tax treatment commenced in 2005 and will expire in 2009. The estimated tax savings for the years ended September 30, 2008 and 2007 amounted to $1,412,359 and $864,264, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $3.80 to $2.82 in 2008 and $2.69 to $1.80 in 2007.

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of September 30, 2008 and 2007 due to the relatively short-term nature of these instruments.


CONCENTRATIONS OF BUSINESS AND CRDIT RISK - The Company maintains certain bank accounts in the People's Republic of China which are not protected by FDIC insurance or other insurance.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company's operating results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning on or after November 15, 2007, which is the Company's fiscal year 2009. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning on or after November 15, 2007, which is the Company's fiscal year 2009. The Company is currently assessing the impact of FAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. FAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of FAS 141 (R) on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("FAS 160"). This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of FAS 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). This statement requires enhanced disclosures about (i) how and why companies use derivative instruments,
(ii) how companies account for derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and (iii) how derivative instruments and related hedged items affect their financial results. FAS 161 is effective for fiscal years beginning on or after November 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of FAS 161 on its financial statements.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

3.   ACCOUNTS RECEIVABLE

The Company's accounts receivable as of September 30, 2008 and 2007 are summarized as follows:

                                                         September 30,
                                                       2008         2007
                                                   ----------    ----------
     Accounts receivable                           $1,210,249    $  948,046
     Less: Allowance for doubtful accounts             66,921        60,643
                                                   ----------    ----------

     Total net accounts receivable                 $1,143,328    $  887,403
                                                   ==========    ==========

The activity in the allowance for doubtful accounts during the years ended September 30, 2008 and 2007 is summarized as follows:

                                                     Year Ended September 30,
                                                       2008          2007
                                                   ----------     ----------
     Beginning balance                             $   60,643     $   60,668

     Additions (deductions) during the year             6,278            (25)
                                                   ----------     ----------

     Ending balance                                $   66,921     $   60,643
                                                   ==========     ==========

4.   OTHER RECEIVABLES

The Company made payments to Wei Li Si Dairy Co. ("WLS") in connection with its pending acquisition of the certain assets owned by WLS. The total acquisition price of those assets by the Company per Assets Acquisition Agreement ("Agreement) dated June 18, 2006 was estimated to be RMB 30,000,000 (approximately US$4,418,327). Consequently, the Company has decided to cease the effort to acquire the certain assets owned by WLS aforementioned. As of September 30, 2008, WLS has returned to the Company the majority of the investment advances made to date with a remaining balance of $14,728 to be returned.

On October 15, 2007, the Company entered into an "Agreement for Increase of the Share Capital" with Inner Mongolia Hulunbeier Beixue Dairy Co., Ltd. ("Beixue") to obtain 51% interest of Beixue with a total investment of RMB 51,000,000 (approximately US$7,511,156). Under the Agreement, the Company agrees to pay a first installment payment of RMB 1,000,000 (approximately US$147,278) by February 20, 2008 and the remaining amount within 90 days of the first installment payment. As of September 30, 2008, the Company made advances to Beixue in the total amount of $147,278. Consequently, the Company has decided to cease the effort to acquire the 51% interest of Beixue aforementioned. Beixue will return the investment advances made to date to the Company.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

5.   INVENTORIES

Inventories consist of the following as of September 30, 2008 and 2007:

                                                       September 30,
                                                  2008               2007
                                              ----------         ----------
     Raw materials                            $  302,741         $  247,296
     Work-in-progress                            512,806            741,850
     Finished goods                               53,144            276,246
     Packing materials                           122,844            167,464
                                              ----------         ----------

     Total inventories                        $  991,536         $1,432,856
                                              ==========         ==========

6.   FIXED ASSETS

Fixed assets consist of the following as of September 30, 2008 and 2007:

                                                       September 30,
                                                   2008            2007
                                               -----------      -----------
     Building improvements                     $   411,901      $   130,459
     Plant and machinery                           525,494           44,049
     Motor vehicles                                 21,217           14,156
     Computers and equipment                         9,003            4,244
                                               -----------      -----------
                                                   967,615          192,908
     Less: accumulated depreciation               (155,536)         (77,704)
                                               -----------      -----------
     Total fixed assets, net                       812,079          115,204
     Construction in progress                      148,240          403,378
                                               -----------      -----------
                                               $   960,319      $   518,582
                                               ===========      ===========

Depreciation expense was $66,764 and $33,111 for the years ended September 30, 2008 and 2007, respectively.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


7.   DEPOSITS ON LAND AND EQUIPMENT

On April 1, 2008, the Company entered into an "Investment Agreement" with Harbin Mega Profit to incorporate a subsidiary company, Qinggang Mega Profit Agriculture Co., Ltd. As of September 30, 2008, the Company made a total down payment of RMB 66,830,400 (approximately US$9,842,619) to acquire land, buildings and equipments under the agreements with various parties. The Company expects to pay the remaining contract amount of RMB 76,555,485 (approximately US$11,274,906) in 2009, including $5,031,810 for land use rights, $6,157,675 for grassland construction, $51,547 for milk collection station construction and $33,874 for milk collection station equipment.

As of September 30, 2008, Harbin Rodobo also made down payment of $1,030,943 to purchase certain equipment.

8.   INTANGIBLE ASSETS

The Company entered into a "Technology Transfer Agreement" with China Nutrition Society ("CNS") to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $736,388). The Company exclusively has the right to use the formula for 10 years starting July 1, 2008. Under the Agreement, the Company agrees to pay a first installment payment of RMB 2,000,000 (approximately $294,555) upon the execution of the Agreement, a second installment payment of RMB 1,000,000 (approximately $147,278) upon the technology transfer and the remaining amount by December 25, 2008. As of September 30, 2008, the Company has made the first installment payment of RMB 2,000,000. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,410 for the year ended September 30, 2008.

9.   DUE TO RELATED PARTY

Due to related party represents temporary funding by its officers to finance the working capital as needed. The amounts are unsecured, non-interest bearing and due on demand. As of September 30, 2008 and 2007, the Company had the following balances due to related party:

                                                         September 30,
                                                      2008           2007
                                                    --------       --------
     Due to Mr. Wang Yan-bin                        $ 12,519       $384,826
     Due to Mr. Cheng Xu-dong                          2,209             --

     Other                                          $  3,351             --
                                                    --------       --------

     Total due to related party                     $ 18,079       $384,826
                                                    ========       ========


The Company rents office space from its officer. The office rent expense was $12,797 and $6,763, for the years ended September 30, 2008 and 2007, respectively.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


10.  SHAREHOLDER'S EQUITY

Upon its inception, Mega Profit has capital subscription receivable with an amount of $50,000. On January 11, 008, Mega Profit issued 14,500 shares of common stock to an investor with proceeds of $1,450,000.

Prior to the Merger, the Company had 26,980,609 shares of common stock issued and outstanding. In connection with the Merger consummated on September 30, 2008, the Company cancelled 10,293,359 shares of common stock issued to former employees and shareholders of the Company and conducted a reverse stock split of approximately 37.4 for 1 on the remaining outstanding shares of common stock, which was 461,883 shares post the reverse stock split. In consideration of the Merger, the Company issued to Sellers and their designees approximately 37,000,000 shares of common stock prior to and approximately 973,685 shares post the reverse stock split. Additionally, the Company issued to Sellers and their designees 12,976,316 shares of convertible preferred stock which shall convert into 12,976,316 shares of the common stock of the Company after the completion of the Merger. As of September 30, 2008, there were 1,435,568 shares of common stock and 12,976,316 shares of convertible preferred stock issued and outstanding.

On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. Mega Profit had capital subscription receivable in the amount of $3,000,000 as of September 30, 2008. The entire amount was subsequently received in October 2008. As a result, upon the completion of the Merger, the investor received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company together with other owners of Mega Profit . Pursuant to the Merger agreement, no convertible preferred shares or may be converted to common stock until the authorized common stock is increased to allow for such conversions. In addition, Mega Profit also agreed to issue to the investor warrants to purchase 818,182 shares of the common stock of Mega Profit at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Mega Profit at an exercise price of $1.75 per share. No separate consideration was paid for such warrants (the "Warrants"). The Warrants which were assumed by the Company upon the Merger, expire in four years.

The Warrants meet the conditions for equity classification pursuant to FAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Therefore, these warrants were classified as equity and included in the Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions:
Volatility 100%, risk free interest rate 3.99% and expected term of 4 years.

Following is a summary of the status of warrants activities as of September 30, 2008:

             Outstanding               Expired    Outstanding
Exercise    September 30,                or      September 30,     Expiration
 Price          2007       Granted    Exercised     2008             Date
---------  --------------  -------    ---------  ------------   ------------------
$   1.50        --         818,182       --        818,182      September 30, 2012


$   1.75        --         545,455       --        545,455      September 30, 2012

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


11.  EARNINGS PER SHARE

The Company had 12,976,316 shares of convertible preferred stock. They are not included in diluted weighted average shares calculation. Pursuant to the Merger agreement, no convertible preferred shares may be converted to common stock until the authorized common stock is increased to allow for such conversions.

The Company had outstanding warrants of 1,363,637. The warrants are anti-dilutive because the exercise prices are higher than market price. They are not included in diluted weighted average shares calculation.

In September 2008, the Company entered reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with FAS 141(R). FAS 141(R) states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

12.  MAJOR CUSTOMERS

The following table presents sales from major customers for the years ended September 30, 2008 and 2007:

                                      Year Ended September 30,
            -----------------------------------------------------------------------------------
                             2008                                     2007
            ----------------------------------------   ----------------------------------------
                             % of          Accounts                     % of          Accounts
                            total        receivable                     total        receivable
                Sales       sales          balance        Sales         sales         balance
            -----------   -----------    -----------   -----------   -----------    -----------
Luoling     $ 5,289,986            24%   $        --   $ 1,411,056            11%   $   463,778

Meilu         2,934,149            13%       103,406       960,610             8%       115,291

Huijiabei     2,464,044            11%       351,755           n/a           n/a            n/a
            -----------   -----------    -----------   -----------   -----------    -----------

Total       $10,688,180            48%   $   455,160   $ 2,371,666            19%   $   579,069
            ===========   ===========    ===========   ===========   ===========    ===========


13.  COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. ("Jinniu") to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$147,278) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$88,367), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum RMB 400,000 (approximately US$58,911) of annual improvements or betterment to the leased facility when the new lease term becomes effective.

On April 1, 2008, the Company entered into an "Investment Agreement" with Harbin Mega Profit to incorporate a subsidiary company, Qinggang Mega Profit Agriculture Co., Ltd. As of September 30, 2008, the Company made a total down payment of RMB 66,830,400 (approximately US$9,842,619) to acquire land, buildings and equipment under the agreements with various parties. The remaining contract amount totals RMB 76,555,485 (approximately US$11,274,906), including $5,031,810 for land use rights, $6,157,675 for grassland construction, $51,547 for milk collection station construction and $33,874 for milk collection station equipment.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



13.  COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered into a "Technology Transfer Agreement" with China Nutrition Society ("CNS") to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $736,388). The Company exclusively has the right to use the formula for 10 years starting July 1, 2008. Under the Agreement, the Company agrees to pay a first installment payment of RMB 2,000,000 (approximately $294,555) upon the execution of the Agreement, a second installment payment of RMB 1,000,000 (approximately $147,278) upon the technology transfer and the remaining amount by December 25, 2008. As of September 30, 2008, the Company has made the first installment payment of RMB 2,000,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 30, 2008, in connection with the acquisition of Mega, the Company terminated the services of Bernstein & Pinchuk LLP, as the Company's independent auditor. Bernstein & Pinchuk LLP performed the audits for the year ended December 31, 2007, which report did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles but did carry a modification as to going concern. During Navstar's most recent fiscal year and during any subsequent interim period prior to Bernstein & Pinchuk LLP's termination as Navstar's independent auditors, there were no disagreements with Bernstein & Pinchuk LLP with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-K. On September 30, 2008, Navstar provided Bernstein & Pinchuk LLP with a copy of this disclosure and requested that it furnish a letter to Navstar, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed. at it agreed with the statements made herein or the reasons why it disagreed.

A letter from Bernstein & Pinchuk LLP was provided on September 30, 2008 and was filed as exhibit 16.1 to the registrant's Current Report on Form 8-K/A on November 5, 2008.

On September 30, 2008, the Company's board of directors approved the engagement of the firm of Bagell, Josephs, Levine & Company, LLC as the Company's independent auditors. During Navstar's two most recent fiscal years or any subsequent interim period prior to engaging Bagell, Josephs, Levine & Company, LLC, Navstar had not consulted Bagell, Josephs, Levine & Company, LLC regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K.


Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on the aforementioned evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There have been no changes in our Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our Company's internal control over financial reporting.


Item 9B. Other Information

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of January 6, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name              Position Held With Company    Age    Date First Elected or Appointed
------------      --------------------------    ---    -------------------------------
Yanbin Wang       Chief Executive Officer,      36     CEO - January 1, 2004
                  Director                             Director - September 30, 2008
Xiuzhen Qiao      Chief Financial Officer,      35     CFO - January 1, 2005
                  Director                             Director - September 30, 2008


In connection with and a result of the Merger, all former officers and directors of the Company resigned and the following executive officers of Mega were appointed as directors and executive officers of Rodobo: Xiuzhen Qiao, Director and Chief Financial Officer; Yanbin Wang, Director, Chairman and Chief Executive Officer. All of our officers and directors are residents of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon any of them or to enforce court judgments obtained against them in the United States courts.

Our directors and executive officers have not, during the past five years:

     o had any bankruptcy petition filed by or against any business of which such individual was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

     o been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

     o been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Business Experience
-------------------

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which they were employed.

Yanbin Wang, Chief Executive Officer, 36

Mr. Wang has been the Board Chairman and General Manager of Harbin Rodobo since 2002. Prior to that, he was founder and General Manger of Harbin Jinyu Maltose Syrup Co., Ltd ("Jinyu") from 1997 to 2003. Jinyu has been one of the leading maltose syrup suppliers in China since 1998. Mr. Wang obtained his EMBA in Economy Management from Tsinghua University in 2007, and he obtained his bachelor's degree from Harbin Light Industry College.

Qiao, Xiuzhen, Chief Finance Officer, 35

Ms. Qiao has more than 10 years of experience in accounting and corporate finance areas. Prior to joining Rodobo in 2007, she was the Chief Financial Officer of Harbin Runtong Group, a private company engaged in consumer beverages. Ms. Qiao started her career as an accountant at the Runtong Group in 1996. She studied at the Harbin Institute of Technology, majoring in management. Prior to that, she studied at the Harbin Childcare Training School.

Significant Employees Who Are Not Executive Officers
----------------------------------------------------

Liu, Songbin, Chief Production Officer, 51

Mr. Liu has served as the Chief Production Officer since 2004. Previously Mr. Liu was the director of supply in Harbin Jinxin Dairy Company. Prior to 1993, he was the director of supply in Harbin Hunan Textile Co. Ltd.

Qi, Junna, Chief Marketing Officer, 33

Ms. Qi has served as CMO since 2006. From 2004 to 2005, Ms. Qi was the Sales Manager in Shandong Songfu Co., Ltd. From 2002 to 2003, Ms. Qi was the Sales Manager in Shanghai Huaguan Dairy Co., Ltd. Ms. Qi graduated with a Finance Degree from the Fujian Institute of Media and Broadcast in 1997.

Family Relationships
--------------------

There are no family relationship between the members of our board of directors.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

Audit Committee Financial Expert
--------------------------------
Our board of directors currently acts as our audit committee. Because we only recently completed the Merger and had a change of management, our Board of Directors is still in the process of finding an "audit committee financial expert" (as defined in Regulation S-K) and directors that are "independent" (as that term is used in Section 10A of the Securities Exchange Act).

Audit Committee
---------------
We have not yet appointed an audit committee. At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.


Other Committees of the Board
-----------------------------

Compensation Committee
----------------------
We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee
--------------------
We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee. We are currently searching for qualified independent board members to staff this committee.


Code of Ethics
--------------

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer, and are in the process of adopting such a code.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances in fiscal year ended September 30, 2008 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

The following is a summary of the compensation paid by Rodobo to Yanbin Wang, our President, for the two years ended September 30, 2008 and 2007, respectively. No executive officer of Rodobo received compensation in excess of $100,000 for any of these two years.

                                                                             Change in
                                                                            Pension Value
                                                                                and
                                                                            Nonqualified
                                                             Non-Equity      Deferred
                                         Stock     Option   Incentive Plan  Compensation   All Other
Principal    Fiscal   Salary    Bonus    Awards    Awards   Compensation      Earnings    Compensation   Total
Position      Year      ($)      ($)      ($)       ($)         ($)             ($)             ($)         ($)
---------    ------   ------    -----    ------    ------   ------------      --------    ------------   -----
Yanbin Wang   2008    10,145     -0-      -0-       -0-         -0-             -0-             -0-      10,145
              2007     9,452     -0-      -0-       -0-         -0-             -0-             -0-       9,452

(1) The relevant exchange rates for fiscal years 2008 and 2007 are $1 to RMB
7.0974 and RMB 7.61720, respectively.

Our CEO receives such compensation on a monthly basis. No officer of the Company has received any compensation during the last fiscal year that exceeds $100,000. No options or rights were granted to any employee, executive officer or director of the Company during the last fiscal year.

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Currently, the directors for Rodobo are not compensated for their service as directors.

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Pension, Retirement or Similar Benefit Plans
--------------------------------------------

The Company has Old-Age insurance and Medical insurance as required by PRC government regulations. The Company has no other pension or retirement benefit plans.

Outstanding Equity Awards at the End of Fiscal 2008
---------------------------------------------------

The Company currently does not have any equity awards to its employees.

Aggregated Option/Exercises in Last Fiscal Year and 2008 Fiscal Year End Option/Values
------------------------------------------------------------------------

The Company currently does not have any options granted to its employees.

Long-Term Incentive Plans-Awards in Last Fiscal Year
----------------------------------------------------

The Company currently does not have any long-term incentive plan awards granted to its employees.

Compensation of Directors
-------------------------

Our two directors are our two executive officers and no separate compensation is given for their role as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table lists, as of January 6, 2008, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each named executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 1,435,568 issued and outstanding shares of Common Stock. Unless otherwise indicated, the business address of each such person is c/o Rodobo International, Inc. 380 Changjiang Road Nangang District, Harbin, PRC 150001.

Title of Class  Name and Address of      Amount and Nature of
                Beneficial Owner         Beneficial Ownership   Percent of Class
--------------  ---------------------    --------------------   ----------------
Common Shares   Zhao Weihua              989,305                69%
Common Shares   Xiuzhen Qiao             0                      0%
Common Shares   Yanbin Wang              0*                     0%*
Common Shares   All directors and        0*                     0%*
                executive officers as
                a group(2 individuals)

* In connection with the Merger, the Company issued 3,000,000 shares of preferred stock to Yanbin Wang. Upon the increase of the authorized share capital of the Company, Mr. Wang's preferred stock will be convertible into 3,000,000 common shares, which will represent approximately 20% of the Company's common stock.

Equity Compensation Plan Information
------------------------------------

The Company does not currently have an equity compensation plan. The Company is planning to adopt such a plan in the future.


Item 13. Certain Relationships and Related Transactions

The Company incurred total indebtedness of $384,826 in fiscal year 2007 and $12,519 in fiscal year 2008 related to temporary funding by its Chief Executive Officer to finance working capital as needed.

Except for the foregoing, we have not been a party to any transaction, proposed transaction or series of transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Except for the foregoing, none of the following parties has, since the date of incorporation of the Company, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

     o    any of our directors or officers;

     o    any person proposed as a nominee for election as a director;

     o any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

     o any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 14. Principal Accounting Fees and Services

The fees for services billed by Bagell, Josephs, Levine & Company, LLC to the Company in the last two fiscal years were as follows:

                                          Twelve months       Twelve months
                                            ended on             ended on
                                          September 30,       September 30,
                                              2008                 2007
                                          -------------       ------------
Audit Fees                                $      25,000       $     82,500

Audit-Related Fees                        $           0       $          0

Tax Fees                                  $           0       $          0

All Other Fees                            $           0       $          0
                                          -------------       ------------

Total Fees                                $      25,000       $     82,500
                                          =============       ============



Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our annual report on Form 10-K and the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q that are customary under auditing standards generally accepted in the United States.

Audit Committee Pre Approval Policies and Procedures
----------------------------------------------------

The Company does not have an audit committee and is in search of qualified candidates to form such committee. As a result, the Company does not have any pre-approval policies or procedures for audit or non-audit services.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Financial Statement Schedules

The following audited consolidated financial statements are included on the pages indicated:

Page
----

F-1 Report of Bagell, Josephs, Levine & Company, LLC, Independent Registered Public Accounting Firm

F-2       Consolidated Balance Sheet as of September 30, 2008 and 2007

F-3 Consolidated Statements of Income and Other Comprehensive Income for the years ended September 30, 2008 and 2007

F-4 Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 2008 and 2007

F-5 Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007

F-6       Notes to Consolidated Financial Statements

(b) Exhibits

3.1 Articles of incorporation (incorporated by reference to Exhibit 3.1 of Form 10-SB filed July 14, 2003)

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of Form 10-SB filed July 14, 2003)

10.1 Agreement and Plan of Merger dated September 30, 2008, by and among Navstar Media Holdings, Inc., Rodobo International, Inc, and Mega Profit Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 6, 2008).

16.1 Letter from Bernstein & Pinchuk LLP provided on September 30, 2008. (incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K/A filed November 5, 2008).

21.1*     Subsidiaries of Registrant

31.1*     Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yanbin Wang.

31.2*     Certification pursuant to Rule 13a-14(a)/15d-14(a) of 2002 of
          Xiuzhen Qiao.

32.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Furnished herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rodobo International, Inc.


By: /s/ Yanbin Wang
    ---------------
(Yanbin Wang, Chief Executive Officer,
Principal Executive Officer)
Dated: January 13, 2009


By: /s/ Xiuzhen Qiao
    ----------------
Xiuzhen Qiao, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: January 13, 2009



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Yanbin Wang
     ---------------
(Yanbin Wang, Chief Executive Officer,
Principal Executive Officer, Director)
Dated: January 13, 2009


By: /s/ Xiuzhen Qiao
    ----------------
Xiuzhen Qiao, Chief Financial Officer
(Principal Financial and Accounting Officer, Director)
Dated: January 13, 2009