Form 10KSB/A
period 2007-12-31
Rodobo International Inc
filed 2009-02-03
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

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


                               Phone: 630-946-4362
                                Fax: 630-637-6920
                           (Issuer's telephone number)


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

The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed fiscal year-end (December 31, 2007) is $2,158,449 based upon the closing sale price of $0.08 per share on December 31, 2007.

As of December 31, 2007, there were 26,980,609 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes: [ ] No: |X|

EXPLANATORY NOTE

We are filing this Form 10-KSB/A (the "Amended Filing") to amend our Form 10-KSB for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission on April 22, 2008 (the "Original Filing"), to correct errors in Part II, Item 8A, Controls and Procedures, Item 8A(T) Management's Report on Assessment of Internal Control Over Financial Reporting.

The Amended Filing is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Original Filing. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filing.

                                     PART II

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8A(T) Management's Report on Assessment of Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 2007, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of the material weaknesses disclosed below in "Management's Report on Internal Control over Financial Reporting."

In light of these material weaknesses, the Company performs additional analyses and other pre-and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-KSB fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 using the criteria described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, our Management has identified one material weakness, as described below, and therefore has concluded that our internal control over financial reporting were not effective as of December 31, 2007.

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

In the process of its assessment, our management identified the following material weaknesses in our internal control over financial reporting:

     1. Accounting and Finance Personnel Weaknesses -- The operation of the Chinese subsidiaries is in China, hence the presentation of their financial statements does not fully comply with the US GAAP. The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

     2. In general, the Company lacks sufficient accounting personnel and an operating accounting department.

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

The Company's management has identified the steps necessary to address the material weaknesses existing as of December 31, 2007 described above, as follows:

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

3. Documenting standards established by senior accounting personnel and the principal accounting officer for the review, analysis and related conclusions with respect to complex, non-routine transactions;

4. Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions;.

5. Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both Audit and Compensation committees, as well as sufficient independent Directors; and

6. Evaluating the internal audit function in relation to the Company's financial resources and requirements.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than commencing the remediation measures which are described above. While we believe the remediation measures have materially affected our internal control over financial reporting, they have not yet been completed to sufficiently eliminate the material weaknesses identified above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NAVSTAR MEDIA HOLDINGS, INC.
                                  (Registrant)

By: /s/ Yanbin Wang
    ---------------
(Yanbin Wang, Chief Executive Officer,
Principal Executive Officer)
Dated: February 2, 2009

By: /s/ Xiuzhen Qiao
    ----------------
Xiuzhen Qiao, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: February 2, 2009