Form 10-Q/A
period 2008-03-31
Rodobo International Inc
filed 2009-02-03
CIK 1177274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                            Phone: 011-86-10-85653268
                             Fax: 011-86-10-85653223

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the fiscal quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 16, 2008 (the "Original Filing"), to correct errors in Part I, Item 4T Controls and Procedures.

The Amended Filing is limited in scope to such item and does not amend, update, or change any other items or disclosures contained in the Original Filing. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filing.


ITEM 4T Controls and Procedures

Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective. Management believes, that the Company's lack of sufficient accounting personnel and an operating accounting department has materially negatively affected the Company's ability to ensure that that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended March 31, 2008, there have been no new changes in the Company's internal control over financial reporting, other than commencing remediation measures as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007, which still have not been completed, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,


                       NAVSTAR MEDIA HOLDINGS, INC.

By: /s/ Yanbin Wang
    ---------------
(Yanbin Wang, Chief Executive Officer,
Principal Executive Officer)
Dated: February 2, 2009

By: /s/ Xiuzhen Qiao
    ----------------
Xiuzhen Qiao, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: February 2, 2009