Form 10-Q
period 2008-12-31
Rodobo International Inc
filed 2009-02-17
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008
                                               -----------------

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _________ to _____________

                        Commission file number 000-50340


                           RODOBO INTERNATIONAL, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                              75-2980786
              ------                                              ----------
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)


            380 Chanjiang Road, Nangang District, Harbin, PRC 150001
            --------------------------------------------------------
                    (Address of principal executive offices)


                                +86-0451-82260522
                                -----------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ]                    Accelerated filer [ ]
  Non-accelerated filer [ ]                      Smaller reporting company [X]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,435,568 common shares outstanding as of February 9, 2009.

Item 1.  Financial Statements.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    December 31,   September 30,
                                                        2008           2008
                                                    (Unaudited)      (Audited)
                                                   ------------    ------------

                                     ASSETS

Current assets:
Cash and cash equivalents                          $  1,956,567    $    659,030
Accounts receivable - net of allowance
   for bad debts of $66,602 and $66,921,
   respectively                                       1,476,426       1,143,328
Advances to employees                                    13,708         185,500
Other receivables                                        64,764         162,006
Inventories                                             707,766         991,536
Prepaid expenses                                         23,838          26,510
                                                   ------------    ------------

Total current assets                                  4,243,069       3,167,910
                                                   ------------    ------------

Property, plant and equipment, net:
Fixed assets, net of accumulated depreciation           950,361         812,079
Construction in progress                                     --         148,240
                                                   ------------    ------------

                                                        950,361         960,319
                                                   ------------    ------------

Other assets:
Deposits on land and equipment                       12,729,703      10,873,562
Intangible assets, net                                  696,226         717,978
                                                   ------------    ------------

Total other assets                                   13,425,929      11,591,540
                                                   ------------    ------------

Total assets                                       $ 18,619,359    $ 15,719,769
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                   $  1,278,813    $  2,165,061
Other payable                                           140,114         171,286
Accrued expenses                                      1,089,028         924,580
Advance from customers                                       --       1,162,184
Due to related party                                         --          18,079
                                                   ------------    ------------

Total current liabilities                             2,507,955       4,441,189
                                                   ------------    ------------

Shareholders' equity
Convertible preferred stock, $0.001 par value,
 15,000,000 shares authorized 12,976,316 shares
 issued and outstanding as of December 31, 2008
 and September 30, 2008                                  12,976          12,976
Common stock, $0.001 par value, 1,604,278 shares
 authorized, 1,435,568 shares  issued and
 outstanding as of December 31, 2008 and
 September 30, 2008                                       1,436           1,436
Additional paid in capital                            3,930,628       3,930,628
Additional paid in capital - warrants                   971,788         971,788
Subscription receivable                                 (50,000)     (3,050,000)
Retained earnings                                    10,396,872       8,524,267
Accumulated other comprehensive income                  847,704         887,484
                                                   ------------    ------------

Total shareholders' equity                           16,111,404      11,278,579
                                                   ------------    ------------

Total liabilities and shareholders' equity         $ 18,619,359    $ 15,719,769
                                                   ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     OTHER COMPREHENSIVE INCOME (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007


                                                    Three Months Ended
                                                        December 31
                                                    2008            2007
                                                 -----------    -----------
Net sales                                        $ 8,860,825    $ 4,033,253
Cost of goods sold                                 4,357,117      2,814,203
                                                 -----------    -----------

               Gross profit                        4,503,708      1,219,050
                                                 -----------    -----------

Operating expenses:
Distribution expenses                              2,119,352        550,402
General and administrative expenses                  388,682        162,604
Depreciation and amortization expenses                42,450          7,766
                                                 -----------    -----------

               Total operating expenses            2,550,484        720,772
                                                 -----------    -----------

Operating income                                   1,953,224        498,278

Subsidies                                                 --         94,187
Other (expenses) income                              (80,618)         3,891
                                                 -----------    -----------

Income before income taxes                         1,872,605        596,356

Provision for income taxes                                --             --
                                                 -----------    -----------

Net income                                       $ 1,872,605    $   596,356

Other comprehensive income:
Foreign currency translation adjustment              (39,780)       110,305
                                                 -----------    -----------

Comprehensive income                             $ 1,832,825    $   706,661
                                                 ===========    ===========

Basic and diluted net income per share           $      1.30    $      0.61
                                                 ===========    ===========

Basic and diluted weighted average
   shares outstanding                              1,435,568        973,685
                                                 ===========    ===========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

                                                        Three Months Ended December 31
                                                            2008           2007
                                                        -------------    -------------
Cash flows from operating activities
Net income                                              $   1,872,605    $     596,356
Adjustments to reconcile net income to
   operating activities
Depreciation and amortization                                  42,450            7,766
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees
   and other receivables                                      (57,337)        (195,821)
Inventories                                                   278,340         (331,726)
Prepaid expenses                                                2,539           54,677
Advances to suppliers                                              --          (10,096)
Increase (decrease) in -
Accounts payable and other payable                           (904,008)         337,131
Accrued expenses                                              167,967           59,827
Advance from customers                                     (1,153,760)         (80,632)
                                                        -------------    -------------

Net cash provided by operating activities                     248,796          437,482
                                                        -------------    -------------

Cash flows from investing activities
Purchase of fixed assets                                      (18,817)         (71,042)
Cash used for construction in progress                             --          (22,623)
Repayment to (Investment advances)                                 --         (312,535)
Deposits on land and equipment                             (1,903,363)              --
                                                        -------------    -------------

Net cash used in investing activities                      (1,922,180)        (406,200)
                                                        -------------    -------------

Cash flows from financing activities
Proceeds from issuance of convertible
   preferred stock                                          3,000,000               --
(Repayment to) related party loan                             (28,967)        (117,776)
                                                        -------------    -------------

Net cash provided by (used in) financing activities         2,971,033         (117,776)
                                                        -------------    -------------

Effect of exchange rate changes on cash and
   cash equivalents                                              (111)         105,983
                                                        -------------    -------------

Net increase in cash and cash equivalents                   1,297,538           19,489

Cash and cash equivalents, beginning of period                659,029           33,302
                                                        -------------    -------------

Cash and cash equivalents, end of period                $   1,956,567    $      52,791
                                                        =============    =============

Supplemental disclosures of cash flow information:

          Interest paid                                 $       4,878    $          --
                                                        =============    =============
          Income taxes paid                             $          --    $          --
                                                        =============    =============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

Pursuant to the Merger Agreement, the Merger Sub acquired Mega Profit and then merged with and into the Company (the "Merger"). In consideration of the acquisition of Mega Profit by the Merger Sub and the Merger, the Merger Sub issued to the Sellers and their designees: 1) 10 shares of the common stock of the Merger Sub, which were converted into approximately 37,000,000 shares of common stock of the Company prior to, and approximately 973,685 shares post a, 37.4:1 reverse split, which was done in conjunction with the Merger; 2) 12,976,316 shares of preferred stock which are convertible into 12,976,316 shares of common stock of the Company. Upon completion of the Merger and conversion of the preferred stock, the Sellers and their designees shall own 93% of issued and outstanding common stock of the Company.

In connection with the acquisition of Mega Profit, all of the officers and directors of the Company ultimately resigned and executive officers of Mega Profit were appointed as the Company's offices and directors.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, Mega Profit and its subsidiaries are treated as the continuing entity for accounting purposes.

On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the investor received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company together with other owners of Mega Profit. In addition, Mega Profit also issued to the investor warrants to purchase 818,182 shares of the common stock of Mega Profit at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Mega Profit at an exercise price of $1.75 per share. No separate consideration was paid for such warrants (the "Warrants"). The Warrants, which were assumed by the Company upon the Merger, expire in four years.

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

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

1.   ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

As a result of these contractual arrangements, which obligates Harbin Mega Profit to absorb a majority of the risk of loss from Harbin Rodobo's activities and enable Harbin Mega Profit to receive a majority of its expected residual returns, Harbin Mega Profit accounts for Harbin Rodobo as a variable interest entity ("VIE") under Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". Accordingly, Harbin Mega Profit consolidates Harbin Rodobo's results, assets and liabilities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full years.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007


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

     Leasehold improvement                        5.5 years
     Machinery, equipment and automobiles           5 years

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY, PLANT AND EQUIPMENT (Continued) - Construction in progress represents the direct costs of construction or acquisition incurred. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

The Company periodically reviews the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognized an impairment loss equal to the an amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of December 31, 2008.

REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104 "Revenue Recognition, corrected copy". Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenues consist of the invoice value of the sale of goods net of sales returns and allowances.

ADVANCE FROM CUSTOMERS - Revenue from the sale of goods or services is recognized when goods are delivered. Receipts in advance for goods to be delivered in the subsequent year are carried forward as deferred revenue.

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $45,588 and $12,110 for the three months ended December 31, 2008 and 2007, respectively.

EMPLOYEE BENEFIT COSTS - Mandatory contributions are made to the Chinese Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

EARNINGS PER SHARE - The Company computes earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), and SEC Staff Accounting Bulletin No. 98. SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION - The Company's principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency ("RMB") as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of December 31, 2008 and September 30, 2008, the exchange rate was 6.82 and 6.79 RMB per US Dollar, respectively.

INCOME TAXES - The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financials statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized. There are no deferred tax amounts at December 31, 2008 and September 30, 2008, respectively.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." ("FIN 48"). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at October 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial position.

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire in 2009. The estimated tax savings for the three months ended December 31, 2008 and 2007 amounted to $468,151 and $196,797, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $1.30 to $0.98 for the three months ended December 31, 2008 and $0.61 to $0.41 for the three months ended December 31, 2007.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of December 31, 2008 and September 30, 2008 due to the relatively short-term nature of these instruments.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK - The Company maintains certain bank accounts in the People's Republic of China which are not protected by FDIC insurance or other insurance.

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

NEW ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. SFAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of SFAS 141 (R) on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of SFAS 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This statement requires enhanced disclosures about (i) how and why companies use derivative instruments,
(ii) how companies account for derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and (iii) how derivative instruments and related hedged items affect their financial results. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, which is the Company's fiscal year 2010. The Company is currently assessing the impact of SFAS 161 on its financial statements.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

3.   ACCOUNTS RECEIVABLE

The Company's accounts receivable as of December 31, 2008 and September 30, 2008 are summarized as follows:

                                                   December 31,  September 30,
                                                      2008           2008
                                                   -----------    -----------
     Accounts receivable                           $ 1,543,028    $ 1,210,249

     Less: Allowance for doubtful accounts              66,602         66,921
                                                   -----------    -----------

     Total net accounts receivable                 $ 1,476,426    $ 1,143,328
                                                   ===========    ===========

The activity in the allowance for doubtful accounts as of December 31, 2008 and September 30, 2008 is summarized as follows:

                                                  December 31,     September 30,
                                                      2008             2008
                                                  ------------     -------------
                                                  Three months         Yearly

     Beginning balance                            $     66,921      $     60,643

     (Deductions) additions during the period             (319)            6,278
                                                  ------------     -------------

     Ending balance                               $     66,602      $     66,921
                                                  ============     =============


4.   INVENTORIES

Inventories consist of the following as of December 31, 2008 and September 30, 2008:

                                             December 31,         September 30,
                                                 2008                 2008
                                             ------------         ------------
     Raw materials                           $    338,684         $    302,741

     Work-in-progress                             164,916              512,806

     Finished goods                               108,259               53,144

     Packing materials                             95,907              122,844
                                             ------------         ------------

     Total inventories                       $    707,766         $    991,536
                                             ============         ============

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007


5.   FIXED ASSETS

Fixed assets consist of the following as of December 31, 2008 and September 30, 2008:

                                              December 31,      September 30,
                                                  2008             2008
                                             -------------      -------------
     Building improvement                    $     508,088      $     411,901

     Plant and machinery                           591,225            522,494

     Motor vehicles                                 21,226             21,217

     Computers and equipment                         8,960              9,003
                                             -------------      -------------
                                                 1,129,387            967,615

     Less: accumulated depreciation               (179,027)          (155,536)
                                             -------------      -------------

     Total fixed assets, net                       950,361            812,079

     Construction in progress                           --            148,240
                                             -------------      -------------
                                             $     950,361      $     960,319
                                             =============      =============

Depreciation expense was $24,217 and $7,766 for the three months ended December 31, 2008 and 2007, respectively.

6.   DEPOSITS ON LAND AND EQUIPMENT

On April 1, 2008, the Company entered into an "Investment Agreement" with Harbin Mega Profit to incorporate a subsidiary company, Mega Profit Agriculture As of December 31, 2008, the Company made a total down payment of RMB 79,830,000 (approximately US$11,701,048) to acquire land, buildings and equipments under the agreements with various parties. The remaining contract amount totals RMB 63,555,485 (approximately US$9,315,571).

As of December 31, 2008, Harbin Rodobo also made down payment of $1,028,655 to purchase certain equipment.

7.   INTANGIBLE ASSETS

The Company entered into a "Technology Transfer Agreement" with China Nutrition Society ("CNS") to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $732,869). The Company exclusively has the right to use the formula for 10 years starting July 1, 2008. As of December 31, 2008, the Company has made an installment payment of RMB 2,000,000 (approximately $293,148). Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,233 for the three months ended December 31, 2008.

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

8.   SHAREHOLDER'S EQUITY

Upon its inception, Mega Profit had a capital subscription receivable with an amount of $50,000. On January 11, 2008, Mega Profit issued 14,500 shares of common stock to an investor with proceeds of $1,450,000.

Prior to the Merger, the Company had 26,980,609 shares of common stock issued and outstanding. In connection with the Merger consummated on September 30, 2008, the Company cancelled 10,293,359 shares of common stock issued to former employees and shareholders of the Company and conducted a reverse stock split of approximately 37.4 for 1 on the remaining outstanding shares of common stock, which resulted in 461,883 shares outstanding post the reverse stock split. In consideration of the Merger, the Company issued to Sellers and their designees approximately 37,000,000 shares of common stock prior to and approximately 973,685 shares post the reverse stock split. Additionally, the Company issued to Sellers and their designees 12,976,316 shares of convertible preferred stock convertible into 12,976,316 shares of the common stock of the Company. As of December 31, 2008, there were 1,435,568 shares of common stock and 12,976,316 shares of convertible preferred stock issued and outstanding.

On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the investor received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company together with other owners of Mega Profit. Pursuant to the Merger agreement, no convertible preferred shares or warrant may be converted to common stock until the authorized common stock is increased to allow for such conversions. In addition, Mega Profit also issued to the investor warrants to purchase 818,182 shares of the common stock of Mega Profit at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Mega Profit at an exercise price of $1.75 per share. No separate consideration was paid for such warrants. The Warrants which were assumed by the Company upon the Merger, expire in four years.

The Warrants meet the conditions for equity classification pursuant to FAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Therefore, these warrants were classified as equity and included in [no dividend yield] Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 3.99% and expected term of four years.

Following is a summary of the status of warrants activities as of December 31, 2008:

            Outstanding                        Outstanding
 Exercise  September 30,           Expired or  December 31,      Expiration
  Price        2008       Granted  Exercised       2008             Date
---------  -------------  -------  ----------  ------------  ------------------
$   1.50      818,182        -         -          818,182    September 30, 2012
$   1.75      545,455        -         -          545,455    September 30, 2012

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

9.   EARNINGS PER SHARE

The Company had 12,976,316 shares of convertible preferred stock as of December 31, 2008. They are not included in diluted weighted average shares calculation. Pursuant to the Merger agreement, no convertible preferred shares may be converted to common stock until the authorized common stock is increased to allow for such conversions.

The Company had outstanding warrants to acquire 1,363,637 shares of common stock. The warrants are anti-dilutive because the exercise prices are higher than market price. They are not included in diluted weighted average shares calculation.

In September 2008, the Company entered a reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with SFAS 141(R). SFAS 141(R) states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

10.  MAJOR CUSTOMERS

The following table presents sales from major customers for the three months ended December 31, 2008 and 2007:

                                   Three Months Ended December 31,
                               2008                             2007
                  -----------------------------   ------------------------------
                               % of   Accounts                 % of    Accounts
                               total receivable                total  receivable
                     Sales     sales  balance        Sales     sales   balance
                  ----------   ----- ----------   ----------   -----  ----------
Chengdu Luoling   $1,481,729     17% $  297,145   $  906,186      21% $  231,182
Jiamusi Duoduo     1,432,859     16%    179,553      340,823       8%    177,875
Jiangxi Meilu             --      0%     73,597      843,012      19%    247,340
                  ----------   ----- ----------   ----------   -----  ----------

Total             $2,914,588     33% $  550,295   $2,090,021      48% $  656,397
                  ==========   ===== ==========   ==========   =====  ==========

                           RODOBO INTERNATIONAL, INC.
                     (FORMERLY NAVSTAR MEDIA HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

11.  COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. ("Jinniu") to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$146,574) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$87,944), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum RMB 400,000 (approximately US$58,630) of annual improvements or betterment to the leased facility when the new lease term becomes effective.

On April 1, 2008, the Company entered into an "Investment Agreement" with Harbin Mega Profit to incorporate a subsidiary company, Mega Profit Agriculture. As of December 31, 2008, the Company made a total down payment of RMB 79,830,000 (approximately US$11,701,048) to acquire land, buildings and equipments under the agreements with various parties. The remaining contract amount totals RMB 63,555,485 (approximately US$9,315,571).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements
----------------------------

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report and include statements regarding our outlook for the coming months and information with respect to any other plans and strategies for our business. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission ("SEC") could cause actual results and developments to be materially different from those expressed in or implied by such statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. References to "yuan", "renminbi" or "RMB" are to the Chinese yuan, which is also known as the renminbi.

As used in this quarterly report, the terms "we", "us", "our", and "Rodobo" mean Rodobo International, Inc. and its wholly owned subsidiaries, unless otherwise indicated or as otherwise required by the context

Overview

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

On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega Profit Limited ("Mega") and Shareholders of Mega. Pursuant to the Merger Agreement, Navstar Media Holdings, Inc. acquired 100% ownership interest in Mega, which owned 100% of Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"). At the closing, the Company acquired all of the issued and outstanding capital stock of Mega from Mega's shareholders in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock will equal 93% of the issued and outstanding shares of common stock of the Company (the "Merger"). Concurrently with the Merger, the Company changed its name to "Rodobo International, Inc." pursuant to Chapter 92A the Revised Nevada Statutes.

Mega Profit has not carried on any substantive operations of its own. Instead, it had entered certain exclusive agreements with Harbin Rodobo. Mega's wholly owned subsidiary, Harbin Mega Profit Management Consulting Co., Ltd ("Harbin Mega Profit") through its variable interest entity, Harbin Rodobo, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, pregnant women and other adults under the brand name "Rodobo". Harbin Mega Profit provides exclusive consulting and other business operation services to Harbin Rodobo and in return receives a consulting services fee equal to the revenues of Harbin Rodobo.

In connection with the Merger, 10,293,359 shares of common stock issued to former employees of Rodobo and shareholders of prior subsidiaries were cancelled. Per agreements with certain convertible note holders holding collectively $1,000,000 original face value of the convertible notes ("Notes"), all Notes have been suspended and upon increase of the Company's authorized share capital the Notes shall be converted into approximately 458,490 shares of the Company's common stock.

Effective on November 12, 2008, we effected a reverse stock split of 37.4 to 1.

Our shares of common stock are quoted on the Over the Counter Bulletin Board under the symbol "RDBO.OB".

Results of Operations

The following table sets forth for the periods indicated the statement of operations and each category as a percentage of net sales.


                                                         Three Months Ended December 31,
                                            -------------------------------------------------------
                                               2008        % of        2007      % of       % of
                                                           sales                 sales     change
                                            -----------   -------   -----------  -------   --------
Net sales                                   $ 8,860,825    100.0%   $ 4,033,253   100.0%     119.7%

Cost of goods sold                            4,357,117     49.2%     2,814,203    69.8%      54.8%
                                            -----------             -----------

     Gross profit                             4,503,708     50.8%     1,219,050    30.2%     269.4%
                                            -----------             -----------
Operating expenses:

   Distribution expenses                      2,119,352     23.9%       550,402    13.6%     285.1%

   General and administrative expenses          388,682      4.4%       162,604     4.0%     139.0%
   Depreciation and amortization expenses        42,450      0.5%         7,766     0.2%     446.6%
                                            -----------             -----------

     Total operating expenses                 2,550,484     28.8%       720,772    17.9%     253.9%
                                            -----------             -----------

Operating income                              1,953,224     22.0%       498,278    12.4%     292.0%

Subsidies                                            --      0.0%        94,187     2.3%    -100.0%

Other (expenses) income                         (80,618)    -0.9%         3,891     0.1%    -217.2%
                                            -----------             -----------

Income before income taxes                    1,872,606     21.1%       596,356    14.8%     214.0%


Provision for income taxes                           --      0.0%            --     0.0%      n/a


Net income                                    1,872,606     21.1%       596,356    14.8%     214.0%
                                            -----------             -----------
Other comprehensive income:
     Foreign currency translation
     adjustment                                 (39,780)    -0.4%       110,305     2.7%    -136.1%
                                            -----------             -----------

     Comprehensive income                   $ 1,832,826     20.7%   $   706,661    17.5%     159.4%
                                            ===========             ===========

Three Months Ended December 31, 2008 Compared to Three Months Ended September 30, 2008

Net Sales:

Net sales for the three months ended December 31, 2008 were $8.9 million, an increase of approximately $4.8 million or 119.7% compared to net sales for the three months ended December 31, 2007. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the six provinces in which we currently sell products. The increase was also attributed to the launch of a new product series called Healthy Elderly ("Healthy Elderly") in October 2008. Sales for Healthy Elderly were approximately $1.9 million in the three months ended December 31, 2008.

Gross Profit:

Our gross profit increased approximately $3.3 million for the three months ended December 31, 2008, up 269.4% compared to the gross profit for the three months ended December 31, 2007. The overall gross profit margin had been improved from 30.2% in 2007 to 50.8% in 2008.

The improvement of gross profit margin was mainly driven by the shift from low-margin products (Whole Milk Powder Formula) to high-margin products (Baby/Infant Formula, Healthy Elderly) over periods. Our Whole Milk Powder Formula product line historically had a relatively lower gross margin (11-16%) than other product lines. Sales from Whole Milk Powder Formula were 21.7% of total sales in the three months ended December 31, 2008 compared to 53.4% in the three months ended December 31, 2007. Our Baby/Infant Formula product line historically had a relatively higher gross margin (62-66%). Sales from Baby/Infant Formula were 51.8% of total sales in the three months ended December 31, 2008 compared to 16.2% in the three months ended December 31, 2007. The launch of the Healthy Elderly product line achieved sales of $1.9 million in the three months ended December 31, 2008, equaling 21.6% of total sales. Gross margin for Healthy Elderly was 54.6%.

Operating expenses:

Operating expenses for the three months ended December 31, 2008 were $2.6 million, an increase of approximately $1.8 million or 253.9% compared to the three months ended December 31, 2007. Operating expenses as a percentage of net sales increased from 17.9% in 2007 to 28.8% in 2008.

Distribution expenses increased approximately $1.6 million, up 285.1% for the three months ended December 31, 2008, compared with the figure for the three months ended December 31, 2007. The increase was mainly due to an increase of $1.3 million in distributor rebates as a result of sales increase and market expansion. The increase was also attributed to an increase of $0.09 million in freight costs.

General and administrative expenses increased by $0.23 million, or approximately 139.0%, from $0.16 million in 2007 to $0.39 million in 2008. The increase was primarily due to $0.18 million of incremental expenses incurred by Mega, Harbin Mega Profit Management Consulting Co., Ltd. and Qinggang Mega Profit Agriculture Co., Ltd. ("Mega Agriculture"), subsidiaries of the Company that were incorporated in fiscal 2008. The increase was also attributed to an increase of $0.02 million in rent due to the new Beijing sales office and an increase of $0.01 million in travel expense.

Depreciation and amortization expenses increased by $0.03 million from $0.01 million in the three months ended December 31, 2007 to $0.04 million in the three months ended December 31, 2008. Depreciation expenses increased by $0.02 million, primarily due to building improvements at our Qinggang production facilities and the purchase of equipment to support our sales growth. In the three months ended December 31, 2008, there was approximately $0.02 million of amortization expenses associated with the intangible assets, the right to use a milk powder product formula developed for the middle-aged and elderly by China Nutrition Society, we acquired in fiscal 2008. There was no amortization expenses in the three months ended December 31, 2007.

Overall increase in operating expenses was less than the increase in net sales. We realized a 292.0% increase (approximately $1.5 million) in income from operations in the three months ended December 31, 2008 compared with the three months ended December 31, 2007.

Net Income:

We achieved $1.9 million of net income for the three months ended December 31, 2008, an increase of $1.3 million (approximately 214.0%) compared with $0.6 million for the three months ended December 31, 2007. The increase was mainly attributable to the increase in sales, partially offset by increase in cost of goods sold and operating expenses.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended December 31, 2008 and 2007.

                                                         Three Months Ended
                                                            December 31,
                                                         2008           2007
                                                     -----------    -----------
Net cash provided by operating activities            $   248,795    $   437,482
                                                     -----------    -----------

Net cash (used in) investing activities               (1,922,180)      (406,200)
                                                     -----------    -----------

Net cash provided by (used in) financing
activities                                             2,971,033        (11,776)
                                                     -----------    -----------

Effect of exchange rate changes on cash and cash
equivalents                                                 (110)       105,983
                                                     -----------    -----------

Net increase (decrease) in cash and cash
equivalents                                            1,297,538         19,489

Cash and cash equivalents, beginning of period           659,029         33,302
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 1,956,567    $    52,791
                                                     ===========    ===========


Our cash balance increased by $1.3 million to $2.0 million at December 31, 2008, as compared to $0.7 million at September 30, 2008. The increase was mainly attributable to net cash provided by operating activities of $0.2 million and net cash provided by financing activities of $3.0 million, being offset by cash used in investing activities of $1.9 million.

Net Cash Provided By Operating Activities

For the three months ended December 31, 2008, we generated $0.2 million in operating activities, compared with $0.4 million provided by operating activities for the three months ended December 31, 2007. The decrease in net cash flows provided from operating activities was attributable primarily to the increase in net income of $1.3 million and decrease in inventory of $0.6 million being offset by a decrease in accounts payable and other payable of $1.2 million and a decrease in advances from customers of $1.1 million.

Net Cash Used in Investing Activities

For the three months ended December 31, 2008, we used $1.9 million in investing activities, compared with $0.4 million used in investing activities for the three months ended December 31, 2007. This increase was due primarily to $1.9 million of deposits on land and equipment in connection with the construction of Mega Agricultural new dairy farms.

Net Cash Provided By Financing Activities

For the three months ended December 31, 2008, approximately $3.0 million was provided by financing activities, compared with approximately $0.01 million used in financing activities for the three months ended September 30, 2008. This increase in net cash from financing activities was primarily due to the receipt of a $3.0 million investment associated with an investment agreement that Mega entered into with an investor on September 30, 2008.

On April 1, 2008, we entered into an "Investment Agreement" with Harbin Mega Profit to incorporate a subsidiary company, Mega Agriculture. As of December 31, 2008, we made a total down payment of RMB 79,830,000 (approximately US$11,701,048) to acquire land, buildings and equipments under the agreements with various parties. The remaining contract amount totals RMB 63,555,485 (approximately US$9,315,571).

On September 30, 2008, prior to and in conjunction with the Merger, Mega entered into an investment agreement with an investor for $3.0 million. As a result, upon the Merger, the investor received preferred stock which is convertible into shares of common stock upon the increase of the authorized share capital of the Company together with other owners of Mega. In addition, Mega issued to the investor warrants to purchase 818,182 shares of common stock of Mega at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of common stock of Mega at an exercise price of $1.75 per share, with no separate consideration being paid for such warrants (the "Warrants"). The Warrants, which were assumed by the Company upon the Merger, expire in four years. The Company's shareholders approved the increase in authorized share capital by written consent which approval will be effective 20 days following notice to the shareholders not party to such consent.

Outlook

Over the next twelve months, we intend to pursue our primary objective of increasing market share, building our own dairy farm and improving raw milk resources. We believe that we have sufficient funds to operate our existing business for the next twelve months. In addition to funds available from operation earnings, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.


Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On December 12, 2008, we received a written consent in lieu of a meeting of stockholders approving the increase in our authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of Common Stock par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share, to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001, and 30,000,000 shares of preferred stock, par value $0.0001 per share. In connection therewith, we filed a preliminary information statement with the SEC. Upon the filing of a definitive information statement, we will mail a copy to our shareholders of record. At least 20 days after the mailing of the information statement, we will file a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation to increase our authorized share capital. The Certificate of Amendment will become effective when it is filed with the Nevada Secretary of State.

Item 6. Exhibits.


 31.1*   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive  Officer

 31.2*   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

 32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

**Furnished herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Rodobo International, Inc.



                               By: /s/ Yanbin Wang
                                   ---------------
                                   Yanbin Wang
                                   Chief Executive Officer,
                                   Principal Executive Officer
                                   Dated: February 17, 2009


                              By: /s/ Xiuzhen Qiao
                                  ----------------
                                  Xiuzhen Qiao, Chief Financial Officer
                                  Principal Financial and Accounting Officer
                                  Dated: February 17, 2009