Form 10-Q/A
period 2008-06-30
Rodobo International Inc
filed 2009-03-10
CIK 1177274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the fiscal quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 19, 2008 and amended on August 22, 2008 (the "Original Filings"), to correct errors in Part I, Item 4T Controls and Procedures.

The Amended Filing is limited in scope to such item and does not amend, update, or change any other items or disclosures contained in the Original Filings. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filings.

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

During the fiscal quarter ended June 30, 2008, there have been no new changes in the Company's internal control over financial reporting, other than commencing remediation measures as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007, which still have not been completed, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,

                                 NAVSTAR MEDIA HOLDINGS, INC.

                                 By: /s/ Yanbin Wang
                                     ---------------
                                 (Yanbin Wang, Chief Executive Officer,
                                 Principal Executive Officer)
                                 Dated: March 10, 2009

                                 By: /s/ Xiuzhen Qiao
                                     ----------------
                                 Xiuzhen Qiao, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
                                 Dated: March 10, 2009