Form 10-K/A
period 2008-09-30
Rodobo International Inc
filed 2009-03-10
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

                                 Amendment No. 1

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2008

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

                         Common Stock, par value $0.0001
                                (Title of class)

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

$334,697

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,435,568

EXPLANATORY NOTE

We are filing this Form 10-K/A (the "Amended Filing") to amend our Form 10-K for the year ended September 30, 2008, originally filed with the Securities and Exchange Commission on January 13, 2009 (the "Original Filing"), to correct errors in Part II, Item 9A(T), Controls and Procedures.

The Amended Filing is limited in scope to such item and does not amend, update, or change any other items or disclosures contained in the Original Filing. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filing.


Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the "Agreement") among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega Profit Limited ("Mega") and its shareholders. Pursuant to the Agreement, Navstar completed its acquisition of 100% ownership interest in Mega, which owned 100% of Harbin Rodobo. At the closing on the same day, the Company acquired all of the issued and outstanding capital stock of Mega from Mega's shareholders in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock will equal 93% of the issued and outstanding shares of common stock of the Company (the "Merger"). Concurrently, the Company changed its name to "Rodobo International, Inc." pursuant to Chapter 92A the Revised Nevada Statutes. Prior to the Merger, the Company was a shell company as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, but as a result of the Merger, it is now an operating company that has new management and a fully operational accounting department that has the sufficient resources and personnel to maintain adequate controls and procedures. The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on the aforementioned evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

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

As a result of the Merger, which resulted in the Company becoming an operating company, the Company now has a new management and a fully operational accounting department that has the sufficient resources and personnel to exercise effective internal control over financial reporting. The Company's new management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2008, the Company's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

As a result of the Merger, the Company succeeded to Mega's operations, including its internal control over financial reporting as of September 30, 2008. Accordingly, this resulted in a material affect on the Company's internal control over financial reporting by eliminating material weaknesses in the predecessor shell company's controls. Other than as a result of the Merger, there have been no changes in our Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our Company's internal control over financial reporting.

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