Form 10-Q
period 2009-03-31
Rodobo International Inc
filed 2009-05-15
CIK 1177274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009
                                                 --------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _________ to _____________

                        Commission file number 000-50340


                           RODOBO INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                        75-2980786
 ------------------------------                -------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

            380 Chanjiang Road, Nangang District, Harbin, PRC 150001
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                +86-0451-82260522
                 -----------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).       Yes [_] No [_]

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

                                                                  Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,016,717 common shares outstanding as of May 13, 2009.



Item 1.  Financial Statements.

                           RODOBO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    March 31,    September 30,
                                                                      2009           2008
                                                                  (Unaudited)     (Audited)
                                                                 ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $    904,360    $    659,030
  Accounts receivable - net of allowance for bad debts of
   $66,602 and $66,921, respectively                                2,136,392       1,143,328
  Advances to employees                                                 6,399         185,500
  Other receivables                                                        --         162,006
  Inventories                                                       1,125,606         991,536
  Prepaid expenses                                                     43,993          26,510
                                                                 ------------    ------------

Total current assets                                                4,216,750       3,167,910
                                                                 ------------    ------------

Property, plant and equipment, net:
  Fixed assets, net of accumulated depreciation                       885,307         812,079
  Construction in progress                                                 --         148,240
                                                                 ------------    ------------

                                                                      885,307         960,319
                                                                 ------------    ------------

Other assets:
  Loan to related parties                                           1,185,062              --
  Interests receivable                                                 13,964              --
  Deposits on land and equipment                                   13,438,012      10,873,562
  Intangible assets, net                                              676,800         717,978
                                                                 ------------    ------------

Total other assets                                                 15,313,838      11,591,540
                                                                 ------------    ------------

Total assets                                                     $ 20,415,895    $ 15,719,769
                                                                 ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  1,376,328    $  2,165,061
  Other payable                                                            --         171,286
  Accrued expenses                                                    571,756         924,580
  Advance from customers                                                   --       1,162,184
  Due to related party                                                     --          18,079
                                                                 ------------    ------------

Total current liabilities                                           1,948,084       4,441,189
                                                                 ------------    ------------

Shareholders' equity
  Convertible preferred stock, $0.001 par value, 15,000,000
  shares authorized 12,976,316 shares issued and outstanding
  as of March 31, 2009 and September 30, 2008                          12,976          12,976
  Common stock, $0.001 par value, 1,604,278 shares authorized,
  1,435,568 shares  issued and outstanding
  as of March 31, 2009 and September 30, 2008                           1,436           1,436
  Additional paid in capital                                        5,115,690       3,930,628
  Additional paid in capital - warrants                               971,788         971,788
  Subscription receivable                                             (50,000)     (3,050,000)
  Retained earnings                                                11,593,991       8,524,267
  Accumulated other comprehensive income                              821,930         887,484
                                                                 ------------    ------------

Total shareholders' equity                                         18,467,811      11,278,579
                                                                 ------------    ------------

Total liabilities and shareholders' equity                       $ 20,415,895    $ 15,719,769
                                                                 ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements




                           RODOBO INTERNATIONAL, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                         Three Months Ended March 31     Six Months Ended March 31
                                                            2009             2008          2009             2008
                                                        ------------    ------------   ------------    ------------
Net sales                                               $  6,303,017    $  5,285,705   $ 15,163,842    $  9,318,958
Cost of goods sold                                         4,026,269       2,905,871      8,383,386       5,720,074
                                                        ------------    ------------   ------------    ------------

            Gross profit                                   2,276,748       2,379,834      6,780,456       3,598,884
                                                        ------------    ------------   ------------    ------------

Operating expenses:
Distribution expenses                                      1,105,652       1,059,918      3,225,004       1,610,320
General and administrative expenses                          337,217         182,149        725,899         344,753
Depreciation and amortization expenses                        90,259          11,453        132,709          19,219
                                                        ------------    ------------   ------------    ------------

            Total operating expenses                       1,533,128       1,253,521      4,083,612       1,974,293
                                                        ------------    ------------   ------------    ------------

Operating income                                             743,620       1,126,314      2,696,844       1,624,592

Subsidy income                                               438,730              --        438,730          94,187
Other (expenses) income                                       14,768           7,465        (65,850)         11,356
                                                        ------------    ------------   ------------    ------------

Income before income taxes                                 1,197,119       1,133,779      3,069,724       1,730,135

Provision for income taxes                                        --              --             --              --
                                                        ------------    ------------   ------------    ------------

Net income                                              $  1,197,119    $  1,133,779   $  3,069,724    $  1,730,135

Other comprehensive income:
Foreign currency translation adjustment                      (25,774)        210,569        (65,554)        320,874
                                                        ------------    ------------   ------------    ------------

Comprehensive income                                    $  1,171,345    $  1,344,348   $  3,004,170    $  2,051,009
                                                        ============    ============   ============    ============

Basic and diluted net income per share                  $       0.83    $       1.16   $       2.14    $       1.78
                                                        ============    ============   ============    ============

Basic and diluted weighted average shares outstanding      1,435,568         973,685      1,435,568         973,685
                                                        ============    ============   ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements


                           RODOBO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                 Six Months Ended March 31
                                                                   2009          2008
                                                               -----------    -----------
Cash flows from operating activities
 Net income                                                    $ 3,069,724    $ 1,730,135
 Adjustments to reconcile net income to operating activities
   Depreciation and amortization                                   132,709         19,219
 Changes in assets and liabilities:
 (Increase) decrease in -
   Accounts receivable, advance to employees and other
      receivables                                                 (661,082)      (681,994)
   Inventories                                                    (140,326)      (670,383)
   Prepaid expenses                                                (17,642)        51,645
   Advances to suppliers                                                --        (11,764)
   Interests receivable                                            (13,955)            --
 Increase (decrease) in -
   Accounts payable and other payable                             (944,476)       164,838
   Accrued expenses                                               (347,153)      (674,422)
   Advance from customers                                       (1,154,023)       (79,673)
                                                               -----------    -----------

Net cash used in operating activities                              (76,224)      (152,399)
                                                               -----------    -----------

Cash flows from investing activities
  Purchase of fixed assets                                         (27,325)       (81,955)
  Cash used for construction in progress                                --        (97,198)
  Investment advances                                                   --       (791,375)
  Loan to related parties                                       (1,170,621)
  Deposits on land and equipment                                (2,632,380)            --
                                                               -----------    -----------

Net cash used in investing activities                           (3,830,326)      (970,528)
                                                               -----------    -----------

Cash flows from financing activities
  Proceeds from subscription receivable                          3,000,000             --
  Proceeds from capital contribution                             1,170,621             --
  (Repayment to) proceeds from related party loan                  (14,689)     1,132,389
                                                               -----------    -----------

Net cash provided by financing activities                        4,155,932      1,132,389
                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents        (4,051)       310,406
                                                               -----------    -----------

Net increase in cash and cash equivalents                          245,330        319,867

Cash and cash equivalents, beginning of period                     659,030         33,302
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $   904,360    $   353,169
                                                               ===========    ===========

Supplemental disclosures of cash flow information:

  Interest paid                                                $     4,878    $        --
                                                               ===========    ===========
  Income taxes paid                                            $        --    $        --
                                                               ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Rodobo International, Inc. (the "Company"), through its subsidiary, Harbin Mega Profit Management Consulting Co., Ltd. ("Harbin Mega Profit"), a wholly foreign-owned entity incorporated under the laws of the People's Republic of China ("PRC" or "China"), and its Variable Interest Entity ("VIE"), Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"), a corporation established on January 4, 2002 also under the laws of the PRC, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, pregnant women and other adults under the brand name "Rodobo".

     On April 1, 2008, another separate entity, Qinggang Mega Profit Agriculture Co., Ltd. ("Mega Profit Agriculture"), was incorporated under the laws of the PRC, originally as a wholly-owned subsidiary of Harbin Mega Profit to start a dairy farm. Subsequently, for the purpose of obtaining government tax incentives in the wake of the powdered-milk contamination scandal in China, ownership of Mega Profit Agriculture was transferred to the individual shareholders. Mega Profit Agriculture is no longer a subsidiary of Harbin Mega Profit.

     On January 1, 2009, Harbin Mega Profit entered into certain exclusive agreements with Mega Profit Agriculture and its shareholders. Pursuant to these agreements, Harbin Mega Profit shall provide exclusive consulting and other general business operation services to Mega Profit Agriculture as it does to Harbin Rodobo, in return for a consulting services fee which is equal to Mega Profit Agriculture's revenue. In addition, Mega Profit Agriculture's shareholders have pledged their equity interests in Mega Profit Agriculture to Harbin Mega Profit, irrevocably granted Harbin Mega Profit an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Mega Profit Agriculture and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Harbin Mega Profit. Through these contractual arrangements, Harbin Mega Profit has the ability to substantially influence Mega Profit Agriculture's daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders' approval. As a result of these contractual arrangements, which obligate Harbin Mega Profit to absorb a majority of the risk of loss from Mega Profit Agriculture's activities and enable Harbin Mega Profit to receive a majority of its expected residual returns, Harbin Mega Profit accounts for Mega Profit Agriculture as a VIE under Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". Accordingly, Harbin Mega Profit consolidates Mega Profit Agriculture's results, assets and liabilities (as it does with those of its other VIE, Harbin Rodobo).

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes to thereto included in the Company's Form 10-K for the year ended September 30, 2008.

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Harbin Mega Profit and its VIEs, Mega Profit Agriculture and Harbin Rodobo. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

     USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

     ACCOUNTS RECEIVABLE - The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision.

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

     Leasehold improvement                                        5.5 years
     Machinery, equipment and automobiles                         5 years

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

     The Company periodically reviews the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of March 31, 2009.

     REVENUE RECOGNITION - The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin 104 "Revenue Recognition, corrected copy". Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenues consist of the invoice value of the sale of goods net of sales returns and allowances.

     ADVANCE FROM CUSTOMERS - Revenue from the sale of goods or services is recognized when goods are delivered. Receipts in advance for goods to be delivered in the subsequent year are carried forward as deferred revenue.

     ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $222,447 and $0 for the three months ended March 31, 2009 and 2008, respectively, and totaled $487,350 and $12,110 for the six months ended March 31, 2009 and 2008, respectively.

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

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FOREIGN CURRENCY TRANSLATION - The Company's principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency, Renminbi ("RMB"), as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of March 31, 2009 and September 30, 2008, the exchange rate was 6.83 and 6.79 RMB per US Dollar, respectively.

     INCOME TAXES - The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financials statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized. There are no deferred tax amounts at March 31, 2009 and September 30, 2008, respectively.

     Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2009. The estimated tax savings for the three months ended March 31, 2009 and 2008 amounted to $295,791 and $283,445, respectively, and amounted to $763,942 and $480,242 for the six months ended March 31, 2009 and 2008, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.83 to $0.63 for the three months ended March 31, 2009, from $1.16 to $0.87 for the three months ended March 31, 2008, from $2.14 to $1.60 for the six months ended March 31, 2009 and $1.78 to $1.28 for the six months ended March 31, 2008.

     FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of March 31, 2009 and September 30, 2008 due to the relatively short-term nature of these instruments.

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CONCENTRATIONS OF BUSINESS AND CREDIT RISK - The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and the general state of the PRC's economy.

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

     NEW ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. SFAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. SFAS 141(R) does not currently have any material impact on the Company's financial statements.

     In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal year 2010. SFAS 160 does not currently have any material impact on the Company's financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This statement requires enhanced disclosures about (i) how and why companies use derivative instruments, (ii) how companies account for derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and (iii) how derivative instruments and related hedged items affect their financial results. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, which is the Company's fiscal year 2010. SFAS 161 does not currently have any material impact on the Company's financial statements.

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008


3.   ACCOUNTS RECEIVABLE

     The Company's accounts receivable as of March 31, 2009 and September 30, 2008 are summarized as follows:
                                                    March 31,    September 30,
                                                      2009           2008
                                                   ----------    ------------
     Accounts receivable                           $2,202,994    $  1,210,249
     Less: Allowance for doubtful accounts             66,602          66,921
                                                   ----------    ------------

     Total net accounts receivable                 $2,136,392    $  1,143,328
                                                   ==========    ============

     The activity in the allowance for doubtful accounts as of March 31, 2009 and September 30, 2008 is summarized as follows:

                                                      March 31,    September 30,
                                                        2009           2008
                                                     Six months       Yearly
                                                    -----------    -----------
     Beginning balance                              $    66,921    $    60,643
     (Deductions) additions during the period              (319)         6,278
                                                    -----------    -----------

     Ending balance                                 $    66,602    $    66,921
                                                    ===========    ===========

4.   INVENTORIES

     Inventories consist of the following as of March 31, 2009 and September 30, 2008:
                                               March 31,        September 30,
                                                 2009               2008
                                              ----------         ----------

     Raw materials                            $  318,173         $  302,741
     Work-in-progress                            715,032            512,806
     Finished goods                               20,067             53,144
     Packing materials                            72,334            122,844
                                              ----------         ----------

     Total inventories                        $1,125,606         $  991,536
                                              ==========         ==========

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008


5.   FIXED ASSETS


     Fixed assets consist of the following as of March 31, 2009 and September 30, 2008:

                                               March 31,       September 30,
                                                 2009              2008
                                              -----------      -----------
     Building improvement                     $   507,260      $   411,901
     Plant and machinery                          598,144          522,494
     Motor vehicles                                 9,572           21,217
     Computers and equipment                       21,080            9,003
                                              -----------      -----------
                                                1,136,057          967,615

     Less: accumulated depreciation              (250,750)        (155,536)
                                              -----------      -----------

     Total fixed assets, net                      885,307          812,079
     Construction in progress                          --          148,240
                                              -----------      -----------
                                              $   885,307      $   960,319
                                              ===========      ===========

     Depreciation expense was $71,931 and $11,453 for the three months ended March 31, 2009 and 2008, respectively, and totaled $96,148 and $19,219 for the six months ended March 31, 2009 and 2008, respectively.

6.   LOANS TO RELATED PARTIES

     In January 2009, the Company loaned RMB 8,100,000 (approximately US$1,185,062) to its principal shareholders ("Borrowers"). Subsequently, the Borrowers invested the funds borrowed from the Company in Mega Profit Agriculture. The Borrowers pledged to the Company their interest in Mega Profit Agriculture. The transaction was made in order for the Company to obtain government tax incentives in the wake of the powered-milk contamination scandal in China, The loans bear an interest rate of 5% per annum. Both the principal and interest are due on January 4, 2011. The Company accrued a total interest of $13,964 as of March 31, 2009.

7.   DEPOSITS ON LAND AND EQUIPMENT

     As of March 31, 2009, Mega Profit Agriculture made a total down payment of RMB 84,830,400 (approximately US$12,413,666) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 63,805,485 (approximately US$9,336,983). As of March 31, 2009, Harbin
     Rodobo also made down payment of $1,024,346 to purchase certain equipment.

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

8.   INTANGIBLE ASSETS

     The Company entered into a "Technology Transfer Agreement" with China Nutrition Society ("CNS") to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $731,676). The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of March 31, 2009, the Company has made an installment payment to CNS of RMB 2,000,000 (approximately $292,670). Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,328 for the three months ended March 31, 2009 and $36,561 for the six months ended March 31, 2009.

9.   SHAREHOLDER'S EQUITY

     Upon its inception, Mega Profit had a capital subscription receivable with an amount of $50,000. On January 11, 2008, Mega Profit issued 14,500 shares of common stock to an investor with proceeds of $1,450,000.

     In addition, as a result of the consolidation of Mega Profit Agriculture, the Company's additional paid-in capital account was increased by RMB 8,000,000 (approximately US$1,170,621). That additional capital was contributed by Mega Profit Agriculture's shareholders to facilitate the purchase of the land and equipment for the new dairy farm.

     Prior to the Company's reverse merger with Mega Profit Limited ("Mega Profit") consummated on September 30, 2008 (the "Merger"), the Company had 26,980,609 shares of common stock issued and outstanding. In connection with the Merger, the Company cancelled 10,293,359 shares of common stock issued to former employees and shareholders of the Company and conducted a reverse stock split of approximately 37.4 for 1 on the remaining outstanding shares of common stock, which resulted in 461,883 shares outstanding post the reverse stock split. In consideration of the Merger, the Company issued to the shareholders of Mega Profit (the "Sellers") and their designees approximately 37,000,000 shares of common stock prior to and approximately 973,685 shares post the reverse stock split. Additionally, the Company issued to Sellers and their designees 12,976,316 shares of convertible preferred stock convertible into 12,976,316 shares of the common stock of the Company. As of March 31, 2009, there were 1,435,568 shares of common stock and 12,976,316 shares of convertible preferred stock issued and outstanding.

     On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the institutional investor, together with other owners of Mega Profit, received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company. In addition, Mega Profit also issued to the institutional investor warrants to purchase 818,182 shares of the common stock of Mega Profit at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Mega Profit at an exercise price of $1.75 per share. No separate consideration was paid for such warrants. The Warrants, which were assumed by the Company upon the Merger, expire in four years.
                                       11

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

9.   SHAREHOLDER'S EQUITY (Continued)

     The warrants meet the conditions for equity classification pursuant to SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 3.99% [no dividend yield] and expected term of four years.

     Following is a summary of the status of warrants activities as of March 31, 2009:

                 Outstanding                           Outstanding
   Exercise     September 30,             Expired or    March 31,        Expiration
    Price           2008        Granted   Exercised       2009              Date
-------------   -------------   -------   ----------   -----------   -----------------------
 $    1.50         818,182         -          -          818,182     September 30, 2012
 $    1.75         545,455         -          -          545,455     September 30, 2012

10.  EARNINGS PER SHARE

     The Company had 12,976,316 shares of convertible preferred stock as of March 31, 2009. These shares are not included in diluted weighted average shares calculation. Pursuant to the Merger agreement, no convertible preferred shares may be converted to common stock until the authorized common stock is increased to allow for such conversions. However, following the increase in the Company's authorized share capital (as described in Note 13, below), these shares of preferred stock have been converted into common stock on May 12, 2009.

     The Company has outstanding warrants to acquire 1,363,637 shares of common stock. As of March 31, 2009, no warrants can be exercised as the authorized common stock shares have not been increased to allow for the exercise. Therefore, these shares are not included in diluted weighted average shares calculation. However, following the increase in the Company's authorized share capital (as described in Note 13, below), these warrants may now be exercised.

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

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

11.  MAJOR CUSTOMERS

     The following table presents sales from major customers with individual sales over 10% of total net revenue for the three months ended March 31, 2009 and 2008 and the six months ended March 31, 2009 and 2008:

                             Three Months Ended March 31,                Six Months Ended March 31,
                       ----------------------------------------    ---------------------------------------
                              2009                 2008                  2009               2008
                       -------------------  -------------------    ------------------  -------------------
                                     % of                 % of                  % of                 % of
                           Sales     Sales     Sales      Sales        Sales    sales       Sales    sales
                       -----------   ---    ----------    ---       ----------  ---    -----------    ---
    Shandong Linqu     $ 1,754,920    28%   $  136,077      3%      $1,754,920   12%   $   499,342      5%
    Chengdu Luoling    $ 1,404,212    22%   $1,780,047     34%      $3,796,070   25%   $ 2,686,229     29%
    Jiamusi Baijiade   $   658,123    10%   $   90,313      2%      $  782,548    5%   $   204,817      2%
    Jiamusi Duoduo     $   179,474     3%   $  261,573      5%      $1,612,333   11%   $   602,395      6%
    Jiangxi Meilu               --     0%   $  906,487     17%             --     0%   $ 1,749,495     19%
                       -----------   ---    ----------    ---       ----------  ---    -----------    ---
    Total              $ 3,996,729    63%   $3,174,497     60%      $7,945,871   52%   $ 5,742,277     62%
                       ===========   ====   ==========    ===       ==========  ===    ===========    ===

     At March 31, 2009, the total receivable balance due from these customers was $1,649,174. At March 31, 2008, the total receivable balance due from these customers was $1,114,134.

12.  COMMITEMENTS AND CONTINGENCIES

     On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. ("Jinniu") to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$146,335) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

     On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$87,801), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum RMB 400,000 (approximately US$58,534) of annual improvements or betterment to the leased facility when the new lease term becomes effective.

     As of March 31, 2009, Mega Profit Agriculture made a total down payment of RMB 84,830,400 (approximately US$12,413,666) to acquire land, buildings and equipment under agreements with various parties. The remaining contract amount totals RMB 63,805,485 (approximately US$9,336,983).

                           RODOBO INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

13.  SUBSEQUENT EVENT

     On April 2, 2009, the Company increased its authorized common stock, par value $0.001, from 1,604,278 shares to 200,000,000 shares. As a result, the 12,976,316 shares of convertible preferred stock have been converted to common stock and the Company's outstanding warrants to acquire 1,363,637 shares of common stock can now be exercised. The following table sets forth the effect to earnings per share if the common stock issuable on conversion of the convertible preferred stock and the exercise of the warrants is included in the diluted weighted average shares calculation:

                                          For the Three Months         For the Six Months
                                             Ended March 31,            Ended March 31,
                                           2009          2008         2009         2008
                                       -----------   -----------   -----------   -----------
Basic earning per share

Net Income                             $ 1,197,119   $ 1,133,779   $ 3,069,724   $ 1,730,135

Weighted average number of
common shares outstanding-Basic          1,435,568       973,685     1,435,568       973,685
                                       ===========   ===========   ===========   ===========


Earnings per share-Basic               $      0.83   $      1.16   $      2.14   $      1.78
                                       ===========   ===========   ===========   ===========

Diluted earnings per share

Net Income                             $ 1,197,119   $ 1,133,779   $ 3,069,724   $ 1,730,135

Weighted average number of
common shares outstanding-Basic          1,435,568       973,685     1,435,568       973,685
       Effect of diluted convertible
       preferred stock                  12,976,316    12,976,316    12,976,316    12,976,316

       Effect of diluted warrants        1,363,637     1,363,637     1,363,637     1,363,637
                                       -----------   -----------   -----------   -----------
Weighted average number of
common shares outstanding-Diluted       15,775,521    15,313,638    15,775,521    15,313,638

Earnings per share-Diluted             $      0.08   $      0.07   $      0.19   $      0.11
                                       ===========   ===========   ===========   ===========

     As a result of the increase of authorized shares of common stock, on May 12, 2009, 12,976,316 shares of convertible preferred stock have been converted into 12,976,316 shares of common stock. In addition, the Company issued 604,833 shares of the Company's common stock, to certain former note holders of the shell company based on the agreements signed prior to the Merger. As of May 12, 2009, there were 15,016,717 shares of common stock issued and outstanding and no outstanding preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements
----------------------------

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and these and other similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, our achievements or industry results to be materially different from any future results, performance, levels of activity, our achievements or industry results expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report and include statements regarding our outlook for the coming months and information with respect to any other plans and strategies for our business. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission ("SEC") could cause actual results and developments to be materially different from those expressed in or implied by such forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential uncertainties and other factors that could affect our business is described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in that Annual Report.

Our financial statements are stated in thousands of United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock. References to "yuan", "renminbi" or "RMB" are to the Chinese yuan, which is also known as the renminbi.

As used in this quarterly report, the terms "we", "us", "our", and "Rodobo" mean Rodobo International, Inc. and its wholly owned subsidiaries, unless otherwise indicated or as otherwise required by the context.

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

On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega Profit Limited ("Mega") and shareholders of Mega's. Pursuant to the Merger Agreement, Navstar Media Holdings, Inc. acquired 100% ownership interest in Mega, which owned 100% of Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"). At the closing, the Company acquired all of the issued and outstanding capital stock of Mega from Mega's shareholders in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock equal approximatley 93% of the issued and outstanding shares of common stock of the Company (the "Merger"). Concurrently with the Merger, the Company changed its name to "Rodobo International, Inc." pursuant to Chapter 92A the Revised Nevada Statutes.

In connection with the Merger, 10,293,359 shares of common stock issued to former employees of Rodobo and shareholders of prior subsidiaries were cancelled. Per agreements with certain convertible note holders holding collectively $1,000,000 original face value of the convertible notes ("Notes"), all Notes have been suspended and on May 12, 2009 have been converted into approximately 452,830 shares of our common stock along with a conversion of an additional pre Merger bridge loan note to 152,003 shares of our common stock and the conversion of the our shares of convertible preferred stock, as described below.

Effective on November 12, 2008, we effected a reverse stock split of 37.4 to 1 and effective on April 2, 2009 our authorized share capital has been increased from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 and 15,000,000 shares of preferred stock, par value $0.001, to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001, and 30,000,000 shares of preferred stock, par value $0.0001. As a result of the increase, we issued on May 12, 2009 a total of 13,581,149 shares common stock to our convertible preferred stock holders and convertible note holders.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth for the periods indicated the statement of operations and each category as a percentage of net sales.


                                                  Three Months Ended March 31,
                                          -------------------------------------------
                                              2009      % of           2008     % of        % of
                                                        sales                   sales      change
                                          -----------   -----       ---------   -----      -----

Net sales                                 $ 6,303,017   100.0%      5,285,705   100.0%      19.2%

Cost of goods sold                          4,026,269    63.9%      2,905,871    55.0%      38.6%
                                          -----------               ---------

     Gross profit                           2,276,748    36.1%      2,379,834    45.0%      -4.3%
                                          -----------               ---------

Operating expenses:

  Distribution expenses                     1,105,652    17.5%      1,059,918    20.1%       4.3%
  General and administrative expenses         337,217     5.4%        182,149     3.4%      85.1%
  Depreciation and amortization expenses       90,259     1.4%         11,453     0.2%     688.1%
                                          -----------               ---------

     Total operating expenses               1,533,128    24.3%      1,253,521    23.7%      22.3%
                                          -----------               ---------

Operating income                              743,620    11.8%      1,126,314    21.3%     -34.0%

Subsidy income                                438,730     7.0%             --     0.0%       n/a

Other income (expenses)                        14,768     0.2%          7,465     0.1%      97.8%
                                          -----------               ---------

Income before income taxes                  1,197,119    19.0%      1,133,779    21.4%       5.6%

Provision for income taxes                         --     0.0%             --     0.0%       n/a

Net income                                  1,197,119    19.0%      1,133,779    21.4%       5.6%
                                          -----------               ---------

Other comprehensive income:
     Foreign currency translation
     adjustment                               (25,774)   -0.4%        210,569     4.0%    -112.2%
                                          -----------               ---------


     Comprehensive income                 $ 1,171,345    18.6%    $ 1,344,348    25.4%     -12.9%
                                          ===========             ===========

Net Sales:

Net sales for the three months ended March 31, 2009 were $6.3 million, an increase of approximately $1.0 million or 19.2% compared to net sales for the three months ended March 31, 2008. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the six provinces in which we currently sell products. The increase was also attributed to the launch of a new product series called Healthy Elderly in October 2008. Sales for Healthy Elderly were approximately $1.1 million in the three months ended March 31, 2009.

Gross Profit:

Our gross profit decreased approximately $0.1 million for the three months ended March 31, 2009, down 4.3% compared to the gross profit for the three months ended March 31, 2008. The overall gross profit margin had deteriorated from 45.0% in 2008 to 36.1% in 2009.

The increase in the costs of goods sold and the deterioration of our gross profit margin was mainly driven by different product mix over these periods. Our Whole Milk Powder Formula product line historically had a relatively lower gross margin (11-16%) than other product lines. Sales from Whole Milk Powder Formula were 30.5% of total sales in the three months ended March 31, 2009 compared to 27.0% in the three months ended March 31, 2008. Additionally, gross margin for Whole Milk Powder Formula decreased in 2009 compared to 2008 due to a 23.7% increase in the cost of its main raw material (raw milk). Our Baby/Infant Formula product line historically had a relatively higher gross margin (62-66%). Sales from Baby/Infant Formula were 48.7% of total sales in the three months ended March 31, 2009 compared to 60.8% in the three months ended March 31, 2008.

Operating expenses:

Operating expenses for the three months ended March 31, 2009 were $1.5 million, an increase of approximately $0.3 million or 22.3% compared to the three months ended March 31, 2008. Operating expenses as a percentage of net sales increased from 23.7% in 2008 to 24.3% in 2009.

Distribution expenses remained relatively flat at $1.1 million for both the three months ended March 31, 2008 and the three months ended March 31, 2008.

General and administrative expenses increased by $0.16 million, or approximately 85.1%, from $0.18 million for the three months ended March 31, 2008 to $0.34 million for the three months ended March 31, 2009. The increase was primarily due to $0.09 million of incremental expenses incurred by our subsidiaries, Mega, Harbin Mega Profit Management Consulting Co., Ltd. and Qinggang Mega Profit Agriculture Co., Ltd. ("Mega Agriculture"). The increase was also attributed to an increase of $0.08 million in advertising costs, an increase of $0.01 million in rent due to the new Beijing sales office, and an increase of $0.01 million in professional fees related to being a public company in the U.S., partially offset by a decrease of $0.03 million in office expenses and a decrease of $0.01 million in freight.

Depreciation and amortization expenses increased by $0.08 million from $0.01 million in the three months ended March 31, 2008 to $0.09 million in the three months ended March 31, 2009. Depreciation expenses increased by $0.06 million, primarily due to building improvements at our Qinggang production facilities and the purchase of equipment to support our sales growth. In the three months ended March 31, 2009, there were approximately $0.02 million of amortization expenses associated with intangible assets, consisting of the right to use a milk powder product formula developed for the middle-aged and elderly by China Nutrition Society which we acquired in fiscal year 2008. There were no amortization expenses in the three months ended March 31, 2008.

Overall, due to the deterioration in gross profit and the increase in operating expenses, we had a 34.0% decrease (approximately $0.4 million) in operating income in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Net Income:

Despite an increase of $1.0 million in sales, net income remained relatively flat at $1.2 million for the three months ended March 31, 2009, compared with $1.1 million for the three months ended March 31, 2008. This was primarily attributable to the deterioration of gross profit and the increase in operating expenses. Net income for the three months ended March 31, 2009 also included $0.4 million of subsidy income from the government.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended March 31, 2009 were ($0.03) million, a decrease of $0.24 million or 112.2% compared to the amount for the three months ended March 31, 2008. The decrease was primarily due to the stronger US dollar against the Yuan during the three months ended March 31, 2009. As of March 31, 2009 and December 31, 2008, the exchange rate was 6.83 and 6.82 RMB per US Dollar, respectively.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

The following table sets forth for the periods indicated the statement of operations and each category as a percentage of net sales.

                                                   Six Months Ended March 31,
                                           -------------------------------------------
                                                2009      % of         2008      % of      % of
                                                          sales                  sales    change
                                           ------------   -----    ------------  -----     ----
Net sales                                  $ 15,163,842   100.0%   $  9,318,958  100.0%    62.7%

Cost of goods sold                            8,383,386    55.3%      5,720,074   61.4%    46.6%
                                           ------------            ------------

     Gross profit                             6,780,456    44.7%      3,598,884   38.6%    88.4%
                                           ------------            ------------
Operating expenses:
  Distribution expenses                       3,225,004    21.3%      1,610,320   17.3%   100.3%
  General and administrative expenses           725,899     4.8%        344,753    3.7%   110.6%
  Depreciation and amortization expenses        132,709     0.9%         19,219    0.2%   590.5%
                                           ------------            ------------

     Total operating expenses                 4,083,612    26.9%      1,974,293   21.2%   106.8%
                                           ------------            ------------

Operating income                              2,696,844    17.8%      1,624,592   17.4%    66.0%

Subsidy income                                  438,730     2.9%         94,187    1.0%   365.8%

Other (expenses) income                         (65,805)   -0.4%         11,356    0.1%  -679.9%
                                           ------------            ------------

Income before income taxes                    3,069,724    20.2%      1,730,135   18.6%    77.4%

Provision for income taxes                           --     0.0%             --    0.0%     n/a
                                           ------------            ------------

Net income                                    3,069,724    20.2%      1,730,135   18.6%    77.4%
                                           ------------            ------------
Other comprehensive income:
     Foreign currency translation
     adjustment                                 (65,554)   -0.4%        320,874    3.4%  -120.4%
                                           ------------            ------------

     Comprehensive income                  $  3,004,170    19.8%   $  2,051,009   22.0%    46.5%
                                           ============            ============

Net Sales:

Net sales for the six months ended March 31, 2009 were $15.2 million, an increase of approximately $5.8 million or 62.7% compared to net sales for the six months ended March 31, 2008. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. The increase was also attributed to the launch of Healthy Elderly in October 2008. Sales for Healthy Elderly were approximately $3.0 million in the six months ended March 31, 2009.

Gross Profit:

Our gross profit increased approximately $3.2 million for the six months ended March 31, 2009, up 88.4% compared to the gross profit for the six months ended March 31, 2008. The overall gross profit margin had improved from 38.6% in 2008 to 44.7% in 2009.

The improvement of gross profit margin was mainly driven by the shift from low-margin products (Whole Milk Powder Formula) to high-margin products (Healthy Elderly) over these periods. Sales from Whole Milk Powder Formula were 30.5% of total sales in the six months ended March 31, 2009 compared to 39.2% in the six months ended March 31, 2008. The launch of the Healthy Elderly product line achieved sales of $3.0 million in the six months ended March 31, 2009, equaling 19.7% of total sales during that period. The gross profit margin for Healthy Elderly was 53.1% for the six months ended March 31, 2009. The overall improvement of gross profit margin was also attributable to the improvement of gross profit margin for our Baby/Infant Formula product line. The Baby/Infant Formula gross profit margin increased from 45.4% to 60.4%, primarily driven by a different product mix over these periods.

Operating expenses:

Operating expenses for the six months ended March 31, 2009 were $4.1 million, an increase of approximately $2.1 million or 106.8% compared to the six months ended March 31, 2008. Operating expenses as a percentage of net sales increased from 21.2% in 2008 to 26.9% in 2009.

Distribution expenses increased approximately $1.6 million, up 100.3% for the six months ended March 31, 2009, compared with the figure for the six months ended March 31, 2008. The increase was mainly due to an increase of $1.2 million in distributor rebates as a result of sales increases and market expansion. The increase was also attributed to an increase of $0.1 million in freight costs.

General and administrative expenses increased by $0.38 million, or approximately 110.6%, from $0.34 million for the six months ended March 31, 2008 to $0.73 million for the six months ended March 31, 2009. The increase was primarily due to $0.27 million of incremental expenses incurred by Mega, Harbin Mega Profit Management Consulting Co., Ltd. and Mega Agriculture. The increase was also attributed to an increase of $0.12 million in advertising costs, an increase of $0.01 million in rent due to the new Beijing sales office, and an increase of $0.01 million in professional fees related to being a public company in the U.S, partially offset by a decrease of $0.01 million in freight.

Depreciation and amortization expenses increased by $0.11 million from $0.02 million in the six months ended March 31, 2008 to $0.13 million in the six months ended March 31, 2009. Depreciation expenses increased by $0.08 million, primarily due to building improvements at our Qinggang production facilities and the purchase of equipment to support our sales growth. In the six months ended March 31, 2009, there were approximately $0.04 million of amortization expenses associated with the intangible assets acquired in fiscal year 2008. There were no amortization expenses in the six months ended March 31, 2008.

Overall, increase in operating expenses was less than the increase in net sales. We realized a 66.0% increase (approximately $1.1 million) in income from operations in the six months ended March 31, 2009 compared with the six months ended March 31, 2008.

Net Income:

We achieved $3.1 million of net income for the six months ended March 31, 2009, an increase of $1.3 million (approximately 77.4%) compared with $1.7 million for the six months ended March 31, 2008. This increase in net income was mainly attributable to the increase in sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to an increase of $0.35 million (approximately 365.8%) of subsidy income from the government, from $0.09 million for the six months ended March 31, 2008 to $0.44 million for the six months ended March 31, 2009.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the six months ended March 31, 2009 were ($0.1) million, a decrease of $0.4 million or 120.4% compared to the amount for the three months ended March 31, 2008. The decrease was primarily due to the stronger US dollar against the Yuan during the six months ended March 31, 2009. As of March 31, 2009 and September 30, 2008, the exchange rate was 6.83 and 6.79 RMB per US Dollar, respectively.;

Loans To Related Parties:

In January 2009, the Company loaned RMB 8.1 million (approximately US$1.2 million) to two of its principal shareholders ("Borrowers"). Subsequently, the Borrowers invested the funds borrowed from the Company in Mega Agriculture and as a result, Mega Agriculture is no longer a subsidiary of Harbin Mega Profit. The Borrowers pledged to the Company their interest in Mega Agriculture. The transaction was made in order for the Company to obtain government tax incentives in the wake of the powered-milk contamination scandal in China. The loans bear an interest rate of 5% per annum. Both the principal and interest are due on January 4, 2011. The Company accrued a total interest of $0.01 million as of March 31, 2009.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended March 31, 2009 and 2008.

                                                     Six Months Ended March 31,
                                                         2009           2008
                                                     -----------    -----------
Net cash used in operating activities                    (76,224)      (152,399)
                                                     -----------    -----------

Net cash used in investing activities                 (3,830,326)      (970,528)
                                                     -----------    -----------

Net cash provided by financing activities              4,155,932      1,132,389
                                                     -----------    -----------
Effect of exchange rate changes on cash and cash
equivalents                                               (4,051)       310,406
                                                     -----------    -----------

Net increase in cash and cash equivalents                245,330        319,867

Cash and cash equivalents, beginning of period           659,030         33,302
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   904,360    $   353,169
                                                     ===========    ===========

Our cash balance increased by $0.2 million to $0.9 million at March 31, 2008, as compared to $0.7 million at September 30, 2008. The increase was mainly attributable to net cash provided by financing activities of $4.2 million, being offset by net cash used in investing activities of $3.8 million and net cash used in operating activities of $0.1 million in the six months ended March 31, 2009.

Net Cash Used in Operating Activities

For the six months ended March 31, 2009, we used approximately $0.1 million in operating activities, compared with $0.2 million used in operating activities for the six months ended March 31, 2008. The decrease in net cash flows used in operating activities was attributable primarily to the increase in net income of $1.3 million, a decrease in inventory of $0.5 million and a decrease in accrued expenses of $0.3 million, offset by a decrease in accounts payable and other payable of $1.1 million and a decrease in advances from customers of $1.1 million.

Net Cash Used in Investing Activities

For the six months ended March 31, 2009, we used $3.8 million in investing activities, compared with $1.0 million used in investing activities for the six months ended March 31, 2008. This increase was primarily due to $2.6 million of deposits on land and equipment in connection with the construction of Mega Agriculture's new dairy farms, as well as $1.2 million of loans to related parties. In January 2009, the Company loaned $1.2 million to two of its principal shareholders. The shareholders subsequently invested the funds borrowed in Mega Agriculture as discussed above under the caption "Loans to Related Parties".

Net Cash Provided By Financing Activities

For the six months ended March 31, 2009, approximately $4.2 million was provided by financing activities, compared with approximately $1.1 million provided by financing activities for the six months ended March 31, 2008. This increase in net cash from financing activities was primarily due to the receipt of a $3.0 million investment associated with an investment agreement that Mega entered into with an investor on September 30, 2008 and received in October 2009 and due to $1.2 million of additional capital contribution from our shareholders. The $1.2 million was invested by two of the Company's principal shareholders in Mega Agriculture on behalf of the Company. The Company loaned $1.2 million to these principal shareholders and the shareholders pledged the equity interest in Mega Agriculture to the Company as discussed above under the caption "Loans to Related Parties".

Outlook

Over the next twelve months, we intend to pursue our primary objective of increasing market share, building Mega Agriculture's dairy farm and improving raw milk resources. We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from operations, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

On May 12, 2009, we issued 12,976,316 shares of common stock to all shareholders of our convertible preferred stock at a 1:1 ratio conversion for all outstanding shares of preferred stock. In addition, we issued 604,833 shares of our common stock to holders of convertible notes that have been converted.

This issuance was deemed exempt under Section 3(a)(9) of the Securities Act of 1933.

Item 6. Exhibits.

No.    Description
----   --------------------------------------------------------------------
3.1* Composite copy of the Amended and Restated Articles of Incorporation of the Company, as amended on April 2, 2009.

3.2* Composite copy of the Amended and Restated Articles of Incorporation of the Company, as amended on April 2, 2009 (marked).

4.1*   Form of Common Stock Purchase Warrant

31.1*  Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*  Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C.
       Section 1350

*Filed herewith.

**Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Rodobo International, Inc.

                              By: /s/ Yanbin Wang
                                  ---------------------------
                                  Yanbin Wang
                                  Chief Executive Officer
                                 (Principal Executive Officer)
                                 Dated: May 15, 2009


                              By: /s/ Xiuzhen Qiao
                                  ---------------------------
                                  Xiuzhen Qiao
                                  Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
                                  Dated: May 15, 2009