Form 10-Q
period 2009-06-30
Rodobo International Inc
filed 2009-08-13
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 000-50340

RODOBO INTERNATIONAL, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2980786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Chanjiang Road, Nangang District, Harbin, PRC 150001
 (Address of Principal Executive Offices) (Zip Code)

+86-0451-82260522

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer       ☐                                                                              Accelerated filer    ☐
Non-accelerated filer       ☐                                                                                 Smaller reporting company    ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,016,717 common shares outstanding as of  July 16, 2009.

RODOBO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	September 30,
	(Unaudited)	2008

ASSETS

Current assets:
Cash and cash equivalents	$733,497	$659,030
Accounts receivable - net of allowance for bad debts of
$66,522 and $66,921, respectively	2,570,235	1,143,328
Advances to employees	17,826	185,500
Other receivables	13,970	162,006
Inventories	1,538,505	991,536
Prepaid expenses	20,968	26,510

Total current assets	4,895,001	3,167,910

Property, plant and equipment, net:
Fixed assets, net of accumulated depreciation	813,410	812,079
Construction in progress	-	148,240

	813,410	960,319

Mature biological assets	2,503,407	-

Other assets:
Deposits on land and equipment	13,443,796	10,873,562
Intangible assets, net	658,791	717,978

Total other assets	14,102,587	11,591,540

Total assets	$22,314,405	$15,719,769

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,690,218	$2,165,061
Other payable	50,000	171,286
Accrued expenses	52,987	924,580
Aance from customers	-	1,162,184
Due to related parties	1,185,062	18,079

Total current liabilities	2,978,267	4,441,189

Stockholders' equity
Convertible preferred stock, $0.001 par value, 15,000,000 shares authorized
-0- and 12,976,316 shares issued and outstanding
as of June 30, 2009 and September 30, 2008, respectively	-	12,976
Common stock, $0.001 par value, 200,000,000 shares authorized,
15,016,717 and 1,435,568 shares issued and outstanding
as of June 30, 2009 and September 30, 2008, respectively	15,017	1,436
Additional paid in capital	5,115,085	3,930,628
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(3,050,000)
Retained earnings	13,639,068	8,524,267
Accumulated other comprehensive income	830,242	887,484

Total stockholders' equity	20,521,200	11,278,579

Total liabilities and stockholders' equity	$23,499,467	$15,719,769

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Net sales	$10,261,572	$6,788,262	$25,425,414	$16,107,220
Cost of goods sold	4,428,925	3,824,131	12,812,311	9,544,205

Gross profit	5,832,647	2,964,131	12,613,103	6,563,015

Operating expenses:
Distribution expenses	3,511,614	1,443,809	6,736,617	3,054,130
General and administrative expenses	181,962	324,363	907,862	669,116
Depreciation and amortization expenses	93,587	12,524	226,297	31,743

Total operating expenses	3,787,163	1,780,695	7,870,775	3,754,989

Operating income	2,045,484	1,183,435	4,742,328	2,808,026

Subsidy income	-	-	438,730	94,187
Other (expenses) income	(237)	(5,299)	(66,256)	2,823

Income before income taxes	2,045,247	1,178,136	5,114,801	2,905,036

Provision for income taxes	-	-	-	-

Net income	$2,045,247	$1,178,136	$5,114,801	$2,905,036

Other comprehensive income:
Foreign currency translation adjustment	8,310	294,664	(57,243)	615,538

Comprehensive income	$2,053,557	$1,472,800	$5,057,558	$3,520,574

Earnings per ordinary share
Basic	$0.23	$1.21	$1.32	$2.98
Diluted	$0.21	$1.21	$1.24	$2.98

Weighted average ordinary shares outstanding
Basic	8,748,494	973,685	3,873,210	973,685
Diluted	9,548,695	973,685	4,139,944	973,685

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Nine Months Ended June 30
	2009	2008

Cash flows from operating activities
Net income	$5,114,801	$2,905,036
Adjustments to reconcile net income to operating activities
Depreciation and amortization	226,297	31,743
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees and other receivables	(1,119,348)	(723,798)
Inventories	(552,519)	174,162
Prepaid expenses	5,381	138,237
Advances to suppliers	-	106,017
Increase (decrease) in -
Accounts payable and other payable	(581,753)	149,130
Accrued expenses	(865,929)	(1,050,891)
Advance from customers	(1,154,469)	(93,360)

Net cash provided by (used in) operating activities	1,072,461	1,636,277

Cash flows from investing activities
Purchase of fixed assets	(30,355)	(275,421)
Cash used for construction in progress	-	(117,104)
Purchase of mature biological assets	(2,501,728)	-
Investment advances	-	(2,562,080)
Deposits on land and equipment	(2,633,398)	(291,583)

Net cash used in investing activities	(5,165,481)	(3,246,189)

Cash flows from financing activities
Proceeds from subscription receivable	3,000,000	-
Proceeds from capital contribution	-	1,450,000
Proceeds from related party loan	1,185,029	-
(Repayment to) proceeds from related party loan	(13,660)	(384,601)

Net cash provided by financing activities	4,171,369	1,065,399

Effect of exchange rate changes on cash and cash equivalents	(3,881)	593,304

Net increase in cash and cash equivalents	74,467	48,792

Cash and cash equivalents, beginning of period	659,030	33,302

Cash and cash equivalents, end of period	$733,497	$82,094

Supplemental disclosures of cash flow information:

Interest paid	$4,878	$12,834
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

1.	ORGANIZATION AND BASIS OF PRESENTATION

Rodobo International, Inc. (the "Company"), through its subsidiaries, Harbin Mega Profit Management Consulting Co., Ltd. (“Harbin Mega Profit”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”), and  Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"), a corporation established on January 4, 2002 also under the laws of the PRC, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, pregnant women and other adults under the brand name "Rodobo".

On April 1, 2008, another separate entity, Qinggang Mega Profit Agriculture Co., Ltd. (“Mega Profit Agriculture”), was incorporated under the laws of the PRC, for the purpose of starting a dairy farm to secure reliable fresh milk supply in the wake of the powdered-milk contamination scandal in China., Mega Profit Agriculture is owned by two of the principal shareholders of the Company but controlled by Harbin Mega Profit through a series of contractual arrangements. In addition, Mega Profit Agriculture's shareholders have pledged their equity interests in Mega Profit Agriculture to Harbin Mega Profit, irrevocably granted Harbin Mega Profit an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Mega Profit Agriculture and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Harbin Mega Profit. Through these contractual arrangements, Harbin Mega Profit has the ability to substantially influence Mega Profit Agriculture’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval. As a result of these contractual arrangements, which obligate Harbin Mega Profit to absorb a majority of the risk of loss from Mega Profit Agriculture’s activities and enable Harbin Mega Profit to receive a majority of its expected residual returns, Harbin Mega Profit accounts for Mega Profit Agriculture as a Variable Interest Entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Harbin Mega Profit consolidates Mega Profit Agriculture’s results, assets and liabilities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K for the year ended September 30, 2008.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Harbin Mega Profit and Harbin Rodobo and the VIE, Mega Profit Agriculture. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company periodically reviews the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognized an impairment loss equal to the amount by which the carrying value exceeded the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of June 30, 2009.

MATURE BIOLOGICAL ASSETS – Mature biological assets consist of dairy cows held in the Company’s pastures for milking purposes. Mature biological assets are recorded at cost. When mature biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful live of the mature biological assets of 7 years using the straight-line method. The estimated residual value of mature biological assets is 25%. Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded in the nine months ended June 30, 2009.

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
1.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $5,374 and $139,588 for the three months ended June 30, 2009 and 2008, respectively, and totaled $492,724 and $151,698 for the nine months ended June 30, 2009 and 2008, respectively.

EMPLOYEE BENEFIT COSTS - Mandatory contributions are made to the Chinese Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

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

FOREIGN CURRENCY TRANSLATION - The Company's principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency ("RMB") as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income". Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of June 30, 2009 and September 30, 2008, the exchange rate was 6.83 and 6.79 RMB per US Dollar, respectively.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of June 30, 2009 and September 30, 2008 due to the relatively short-term nature of these instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption of SFAS No. 168 to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) to improve financial reporting by enterprises involved with variable interest entities. SFAS No. 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of SFAS No. 167 to have a material impact on the Company’s results of operations or financial position.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS (Continued) - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial position.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results of operations.

3.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of June 30, 2009 and September 30, 2008 are summarized as follows:

	June 30, 2009	September 30, 2008

Accounts receivable	$2,636757	$1,210,249
Less: Allowance for doubtful accounts	66,522	66,921

Total net accounts receivable	$2,570,235	$1,143,328

The activity in the allowance for doubtful accounts as of June 30, 2009 and September 30, 2008 is summarized as follows:

	June 30, 2009	September 30, 2008
	Nine months	Yearly

Beginning balance	$66,921	$60,643
(Deductions) additions during the period	(399)	6,278

Ending balance	$66,522	$66,921

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

4.	INVENTORIES

Inventories consist of the following as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008

Raw materials	$367,547	$302,741
Work-in-progress	1,067,538	512,806
Finished goods	23,769	53,144
Packing materials	79,651	122,844

Total inventories	$1,538,505	$991,536

5.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008

Building improvement	$507,479	$411,901
Plant and machinery	598,887	522,494
Motor vehicles	21,090	21,217
Computers and equipment	12,112	9,003
	1,139,568	967,615
Less: accumulated depreciation	(326,158)	(155,536)
Total fixed assets, net	813,410	812,079
Construction in progress	-	148,240
	$813,410	$960,319

Depreciation expense was $75,286 and $12,524 for the three months ended June 30, 2009 and 2008, respectively, and totaled $171,434 and $31,743 for the nine months ended June 30, 2009 and 2008, respectively.

6.	MATURE BIOLOGICAL ASSETS

In late June 2009, Mega Profit Agriculture acquired dairy cows with a total amount of $2,503,407. These dairy cows are held in the Company’s pastures for milking purposes. Mature biological assets are recorded at cost and will be depreciated over the estimated useful lives of the mature biological assets of 7 years using the straight-line method with an estimated residual rate of 25% upon the completion of purchase.  Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of income and other comprehensive income.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

7.	DEPOSITS ON LAND AND EQUIPMENT

As of June 30, 2009, Mega Profit Agriculture made a total down payment of RMB 84,830,400 (approximately US$12,419,009) to acquire land, buildings and equipments from various parties. The remaining contract amount totals RMB 63,805,485 (approximately US$9,341,001). As of June 30, 2009, Harbin Rodobo also made down payment of $1,024,787 to purchase certain equipment.

8.	INTANGIBLE ASSETS

On July 1, 2008,  the Company entered into a "Technology Transfer Agreement" with China Nutrition Society ("CNS") to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $731,990) to be paid to CNS. The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of June 30, 2009, the Company has made an installment payment of RMB 2,000,000 (approximately $292,796) to CNS. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,301 for the three months ended June 39, 2009 and $54,862 for the nine months ended June 30, 2009.

9.	RELATED PARTY TRANSACTIONS

Mega Profit Agriculture is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and another shareholder of the Company. The capital investment in the Mega Profit Agriculture was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. These loans are eliminated for accounting purposes with the capital of Mega Profit Agriculture, which is treated as a VIE, during consolidation. The shareholders of the Mega Profit Agriculture have pledged their shares in the Mega Profit Agriculture as collateral for non-payment of loans or for fees on consulting services due to the Company. As of June 30, 2009, the total amount of interest-free loan to the shareholders of the Mega Profit Agriculture was RMB $8.1 million (approximately US$1.2 million).

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $18,079 as of June 30, 2009 and September 30, 2008, respectively. The $1,185,062 loan as of June 30, 2009 mature in December 2009.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

10.	STOCKHOLDER’S EQUITY

During the nine months ended June 30, 2009, the Company had the following equity transactions:

On April 2, 2009, the Company increased its authorized common stock, par value $0.001, from 1,604,278 shares to 200,000,000 shares. As a result, the 12,976,316 shares of convertible preferred stock were converted to common stock on May 12, 2009. In addition, the Company issued 604,833 shares of the Company's common stock, to certain former note holders of the shell company based on the agreements signed prior to the Merger (as defined in Note 11 hereto). As of June 30, 2009, there were 15,016,717 shares of common stock issued and outstanding.

11.	WARRANTS

On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit Limited (“Mega Profit”) entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the institutional investor, together with other owners of Mega Profit, received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company. In addition, Mega Profit also issued to the institutional investor warrants to purchase 818,182 shares of the common stock of Mega Profit at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Mega Profit at an exercise price of $1.75 per share. No separate consideration was paid for such warrants. The Warrants, which were assumed by the Company upon the Merger, expire in four years.

The warrants meet the conditions for equity classification pursuant to SFAS No. 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 3.99% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $971,788.

The following is a summary of the status of warrants activities as of June 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Aggregate Intrinsic Value
Outstanding, September 30, 2008	1,363,637	$1.60	4.00	–
Granted	–	–	–	–
Forfeited	–	–	–	–
Exercised	–	–	–	–
Outstanding, June 30, 2009	1,363,637	$1.60	3.25	$3,272,729

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

12.	EARNINGS PER SHARE

The Company has outstanding warrants to acquire 1,363,637 shares of common stock. Following the increase in the Company’s authorized share capital on April 2, 2009 (as described in Note 10 above), these warrants may now be exercised and are included in diluted weighted average shares calculation.

In September 2008, the Company entered into a reverse merger transaction with Mega Profit (the “Merger”). The Company computes the weighted-average number of common shares outstanding in accordance with SFAS No. 141(R). SFAS No. 141(R) states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

The following table sets forth earnings per share calculation:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Basic earning per share
Net Income	$2,045,247	$1,178,136	$5,114,801		$2,905,036
Weighted average number of
common shares outstanding-Basic	8,748,494	973,685	3,873,210		973,685
Earnings per share-Basic	$0.23	$1.21	$1.32		$2.98
Diluted earnings per share
Net Income	$2,045,247	$1,178,136	$5,114,801	$	,905,036
Weighted average number of
common shares outstanding-Basic	8,748,494	973,685	3,873,210		973,685
Effect of diluted warrants	800,200	-	266,733		-
Weighted average number of
common shares outstanding-Diluted	9,548,695	973,685	4,139,944		973,685
Earnings per share-Diluted	$0.21	$1.21	$1.24		$2.98

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

13.	TAXATION

The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized. There are no deferred tax amounts at June 30, 2009 and September 30, 2008, respectively.

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2009. The estimated tax savings for the three months ended June 30, 2009 and 2008 amounted to $511,312 and $294,534, respectively, and amounted to $1,278,743 and $774,776 for the nine months ended June 30, 2009 and 2008, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.23 to $0.18 for the three months ended June 30, 2009, from $1.21 to $0.91 for the three months ended June 30, 2008, from $1.32 to $0.99 for the nine months ended June 30, 2009 and $2.98 to $2.19 for the nine months ended June 30, 2008.

14.	MAJOR CUSTOMERS

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three months ended June 30, 2009 and 2008 and the nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009		2008		2009		2008

	Sales	% of Sales	Sales	% of Sales	Sales	% of sales	Sales	% of sales
Chengdu Luoling	$1,822,883	18%	$1,740,230	26%	$5,618,952	22%	$4,426,459	27%
Harbin Huijiabei	-	0%	$1,531,643	23%	$494,494	2%	$1,639,285	10%
Jiangxi Meilu	-	0%	$1,117,071	16%	-	0%	$2,866,565	18%
Total	$1,822,883	18%	$4,388,943	65%	$6,113,446	24%	$8,932,309	55%

At June 30, 2009, the total receivable balance due from these customers was $490,731. At June 30, 2008, the total receivable balance due from these customers was $1,245,918.

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

15.	COMMITEMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. ("Jinniu") to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$146,398) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$87,839), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately US$58,559) for improvements or betterment to the leased facility when the new lease term becomes effective.

As of June 30, 2009, Mega Profit Agriculture made a total down payment of RMB 84,830,400 (approximately US$12,419,009) to acquire land, buildings and equipments from various parties. The remaining contract amount totals RMB 63,805,485 (approximately US$9,341,001).

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

As used in this quarterly report, the terms "we", "us", "our", the “Company” and "Rodobo" mean Rodobo International, Inc. and its wholly owned subsidiaries, unless otherwise indicated or as otherwise required by the context.

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

On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega Profit Limited ("Mega") and shareholders of Mega. Pursuant to the Merger Agreement, Navstar Media Holdings, Inc. acquired 100% ownership interest in Mega, which owned 100% of Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"). At the closing, the Company acquired all of the issued and outstanding capital stock of Mega from Mega's shareholders in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock equal approximately 93% of the issued and outstanding shares of common stock of the Company (the "Merger"). Concurrently with the Merger, the Company changed its name to "Rodobo International, Inc.".

In connection with the Merger, 10,293,359 shares of common stock issued to former employees of Rodobo and shareholders of prior subsidiaries were cancelled. Per agreements with certain convertible note holders holding collectively $1,000,000 original face value of the convertible notes ("Notes"), all Notes were suspended and on May 12, 2009 have been converted into 452,830 shares of our common stock along with a conversion of an additional pre-Merger bridge loan note into 152,003 shares of our common stock and the conversion of our shares of convertible preferred stock into 12,976,316  of our common stock.

Effective on November 12, 2008, we effected a reverse stock split of 37.4 to 1 and effective on April 2, 2009 we increased our authorized share capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 and 15,000,000 shares of preferred stock, par value $0.001, to 230,000,000 authorized shares, consisting of 200,000,000 shares of common stock par value $0.0001, and 30,000,000 shares of preferred stock, par value $0.0001.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth for the periods indicated the statement of operations and each category as a percentage of net sales.

	Three Months Ended June 30,
	2009	% of sales	2008	% of sales	% of change

Net sales	$10,261,572	100.0%	$6,788,262	100.0%	51.2%
Cost of goods sold	4,428,925	43.2%	3,824,131	56.3%	15.8%

Gross profit	5,832,647	56.8%	2,964,131	43.7%	96.8%

Operating expenses:
Distribution expenses	3,511,614	34.2%	1,443,809	21.3%	143.2%
General and administrative expenses	181,962	1.8%	324,363	4.8%	-43.9%
Depreciation and amortization expenses	93,587	0.9%	12,524	0.2%	647.3%

Total operating expenses	3,787,163	36.9%	1,780,695	26.2%	112.7%

Operating income	2,045,484	19.9%	1,183,435	17.4%	72.8%

Other income (expenses)	(237)	0.0%	(5,299)	-0.1%	-95.5%

Income before income taxes	2,045,247	19.9%	1,178,136	17.4%	73.6%

Provision for income taxes	-	0.0%	-	0.0%	n/a

Net income	$2,045,247	19.9%	$1,178,136	17.4%	73.6%

Other comprehensive income:
Foreign currency translation adjustment	8,310	0.1%	294,664	4.3%	-97.2%

Comprehensive income	$2,053,557	20.0%	$1,472,800	21.7%	39.4%

Net Sales:

Net sales for the three months ended June 30, 2009 were $10.3 million, an increase of approximately $3.5 million or 51.2%, compared to net sales for the three months ended June 30, 2008. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the six provinces in which we currently sell products. The increase was also attributed to the launch of a new product series called Healthy Elderly in October 2008. Sales for Healthy Elderly were approximately $1.8 million in the three months ended June 30, 2009.

Gross Profit:

Our gross profit increased approximately $2.9 million for the three months ended June 30, 2009, up 96.8% compared to the gross profit for the three months ended June 30, 2008. The overall gross profit margin had improved from 43.7% in 2008 to 56.8% in 2009.

The improvement of our gross profit margin was mainly driven by the shift from low-margin products (Whole Milk Powder Formula) to high-margin products (Baby/Infant Formula, Healthy Elderly) over these periods. Our Whole Milk Powder Formula product line historically had a relatively lower gross margin (11-16%) than other product lines. Sales from Whole Milk Powder Formula were 13.0% of total sales in the three months ended June 30, 2009 compared to 30.9% in the three months ended June 30, 2008. Our Baby/Infant Formula product line historically had a relatively higher gross margin (62-66%). Sales from Baby/Infant Formula were 69.1% of total sales in the three months ended June 30, 2009 compared to 35.2% in the three months ended June 30, 2008. The newly launched product line Healthy Elderly achieved sales of $1.8 million in the three months ended June 30, 2009, 18.0% of total sales. Gross margin for Healthy Elderly was 52.8% for the three months ended June 30, 2009.

Operating expenses:

Operating expenses for the three months ended June 30, 2009 were $3.8 million, an increase of approximately $2.0 million or 112.7% compared to the three months ended June 30, 2008. Operating expenses as a percentage of net sales increased from 26.2% in 2008 to 36.9% in 2009.

Distribution expenses increased by $2.1 million, or approximately 143.2%, from $1.4 million for the three months ended June 30, 2008 to $3.5 million for the three months ended June 30, 2009. The increase was mainly due to an increase of $2.2 million in distributor rebates as a result of sales increases and market expansion.

General and administrative expenses decreased by $0.14 million, or approximately 43.9%, from $0.32 million for the three months ended June 30, 2008 to $0.18 million for the three months ended June 30, 2009. The decrease was primarily due to a decrease of $0.14 million in advertising costs, offset by $0.04 million of incremental expenses incurred by our subsidiaries, Mega, Harbin Mega Profit Management Consulting Co., Ltd. and Qinggang Mega Profit Agriculture Co., Ltd. (“Mega Agriculture”).

Depreciation and amortization expenses increased by $0.08 million from $0.01 million in the three months ended June 30, 2008 to $0.09 million in the three months ended June 30, 2009. Depreciation expenses increased by $0.06 million, primarily due to building improvements at our Qinggang production facilities and equipment which support our sales growth. In the three months ended June 30, 2009, we had approximately $0.02 million of amortization expenses associated with intangible assets, consisting of the right to use a milk powder product formula developed for the middle-aged and elderly by China Nutrition Society which we acquired in fiscal year 2008. We had no amortization expenses in the three months ended June 30, 2008.

Overall, due to the increase in net sales and the improvement in gross profit margin, offsetting by the increase in operating expenses, we had a 72.8% increase (approximately $0.9 million) in operating income in the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

Net Income:

We achieved $2.0 million of net income for the three months ended June 30, 2009, an increase of approximately  $0.9 million or 73.6% compared with $1.2 million for the three months ended June 30, 2008. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended June 30, 2009 were $0.01 million, a decrease of $0.29 million or 97.2% compared to the amount for the three months ended June 30, 2008. The decrease was primarily due to the relatively stable exchange rate during the three months ended June 30, 2009 and the weaker US dollar against the Yuan during the three months ended June 30, 2008. The exchange rate remained relatively flat from March 31, 2009 to June 30, 2009 while the exchange rate was 7.01 RMB per US Dollar at March 31, 2008 versus 6.68 RMB per US Dollar at June 30, 2008.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

The following table sets forth for the periods indicated the statement of operations and each category as a percentage of net sales.

	Nine Months Ended June 30,
	2009	% of sales	2008	% of sales	% of change

Net sales	$25,425,414	100.0%	$16,107,220	100.0%	57.9%
Cost of goods sold	12,812,311	50.4%	9,544,205	59.3%	34.2%

Gross profit	12,613,103	49.6%	6,563,015	40.7%	92.2%

Operating expenses:
Distribution expenses	6,736,617	26.5%	3,054,130	19.0%	120.6%
General and administrative expenses	907,862	3.6%	669,116	4.2%	35.7%
Depreciation and amortization expenses	226,297	0.9%	31,743	0.2%	612.9%

Total operating expenses	7,870,775	31.0%	3,754,989	23.3%	109.6%

Operating income	4,742,328	18.7%	2,808,026	17.4%	68.9%

Subsidy income	438,730	1.7%	94,187	0.6%	365.8%
Other (expenses) income	(66,256)	-0.3%	2,823	0.0%	-2447.3%

Income before income taxes	5,114,801	20.1%	2,905,036	18.0%	76.1%

Provision for income taxes	-	0.0%	-	0.0%	n/a

Net income	$5,114,801	20.1%	$2,905,036	18.0%	76.1%

Other comprehensive income:
Foreign currency translation adjustment	(57,243)	-0.2%	615,538	3.8%	-109.3%

Comprehensive income	$5,057,558	19.9%	$3,520,574	21.9%	43.7%

Net Sales:

Net sales for the nine months ended June 30, 2009 were $25.4 million, an increase of approximately $9.3 million or 57.9%, compared to net sales for the nine months ended June 30, 2008. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. The increase was also attributed to the launch of Healthy Elderly in October 2008. Sales for Healthy Elderly were approximately $4.8 million in the nine months ended June 30, 2009.

Gross Profit:

Our gross profit increased approximately $6.1 million for the nine months ended June 30, 2009, up 92.2% compared to the gross profit for the nine months ended June 30, 2008. The overall gross profit margin had improved from 40.7% in 2008 to 49.6% in 2009.

The improvement of our gross profit margin was mainly driven by the shift from low-margin products (Whole Milk Powder Formula) to high-margin products (Baby/Infant Formula, Healthy Elderly) over these periods. Sales from Whole Milk Powder Formula were 23.4% of total sales in the nine months ended June 30, 2009 compared to 35.7% in the nine months ended June 30, 2008. Sales from Baby/Infant Formula were 56.9% of total sales in the nine months ended June 30, 2009 compared to 43.9% in the nine months ended June 30, 2008. The newly launched product line Healthy Elderly achieved sales of $4.8 million in the nine months ended June 30, 2009, 19.0% of total sales. Gross margin for Healthy Elderly was 53.0% for the nine months ended June 30, 2009.

Operating expenses:

Operating expenses for the nine months ended June 30, 2009 were $7.9 million, an increase of approximately $4.1 million or 109.6%, compared to the nine months ended June 30, 2008. Operating expenses as a percentage of net sales increased from 23.3% in 2008 to 31.0% in 2009.

Distribution expenses increased approximately $3.7 million, up 120.6% for the nine months ended June 30, 2009, compared with the figure for the nine months ended June 30, 2008. The increase was mainly due to an increase of $3.3 million in distributor rebates as a result of sales increases and market expansion. The increase was also attributed to an increase of $0.1 million in freight costs and an increase of $0.1 million in salaries.

General and administrative expenses increased by $0.24 million, or approximately 35.7%, from $0.67 million for the nine months ended June 30, 2008 to $0.91 million for the nine months ended June 30, 2009. The increase was primarily due to $0.24 million of incremental expenses incurred by Mega, Harbin Mega Profit Management Consulting Co., Ltd. and Mega Agriculture.

Depreciation and amortization expenses increased by $0.20 million from $0.03 million in the nine months ended June 30, 2008 to $0.23 million in the nine months ended June 30, 2009. Depreciation expenses increased by $0.14 million, primarily due to building improvements at our Qinggang production facilities and the purchase of equipment to support our sales growth. In the nine months ended June 30, 2009, we had approximately $0.06 million of amortization expenses associated with the intangible assets acquired in fiscal year 2008. We had no amortization expenses in the nine months ended June 30, 2008.

Overall, due to the increase in net sales and the improvement in gross profit margin, offsetting by the increase in operating expenses, we realized a 68.9% increase (approximately $1.9 million) in income from operations in the nine months ended June 30, 2009 compared with the nine months ended June 30, 2008.

Net Income:

We achieved $5.1 million of net income for the nine months ended June 30, 2009, an increase of $2.2 million (approximately 76.1%) compared with $2.9 million for the nine months ended June 30, 2008. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to an increase of $0.35 million (approximately 365.8%) of subsidy income from the government, from $0.09 million for the nine months ended June 30, 2008 to $0.44 million for the nine months ended June 30, 2009.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the nine months ended June 30, 2009 were ($0.06) million, a decrease of $0.67 million or 109.3% compared to the amount for the nine months ended June 30, 2008. The decrease was primarily due to the stronger US dollar against the Yuan during the nine months ended June 30, 2009 and the weaker US dollar against the Yuan during the nine months ended June 30, 2008. The exchange rate was 6.83 RMB per US Dollar at June 30, 2009 versus 6.79 RMB per US Dollar at September 30, 2008 while the exchange rate was 6.86 RMB per US Dollar at June 30, 2008 versus 7.49 RMB per US Dollar at September 30, 2007.

Loans to Related Parties:

In January 2009, the Company loaned RMB 8.1 million (approximately US$1.2 million) to two of its principal shareholders (“Borrowers”). Subsequently, the Borrowers invested the funds borrowed from the Company in Mega Agriculture and as a result, Mega Agriculture is no longer a subsidiary of Harbin Mega Profit. The Borrowers pledged to the Company their interest in Mega Agriculture. The transaction, including the loan, was made solely in order for the Company to obtain government tax incentives in the wake of the powered-milk contamination scandal in China, and not for any personal interest of the shareholders. The loan is recorded as interest-free loan to the Borrowers and eliminated for accounting purposes with the capital of Mega Agriculture, which is treated as a Variable Interest Entity, during consolidation. As of June 30, 2009, the total amount of interest-free loan to the Borrowers was RMB $8.1 million (approximately US$1.2 million).

Loans from Related Parties:

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of  $1,185,062 and $18,079 as of June 30, 2009 and September 30, 2008, respectively. The $1,185,062 loan as of June 30, 2009 matures in December 2009.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended June 30, 2009 and 2008.

	Nine Months Ended June 30,
	2009	2008

Net cash provided by operating activities	1,072,461	1,636,277

Net cash used in investing activities	(5,165,481)	(3,246,189)

Net cash provided by financing activities	4,171,369	1,065,399

Effect of exchange rate changes on cash and cash equivalents	(3,881)	593,304

Net increase in cash and cash equivalents	74,467	48,792

Cash and cash equivalents, beginning of period	659,030	33,302

Cash and cash equivalents, end of period	$733,497	$82,094

Our cash balance increased by $0.07 million to $0.73 million at June 30, 2009, as compared to $0.66 million at September 30, 2008. The increase was mainly attributable to net cash provided by operating activities of $1.1 million, net cash provided by financing activities of $4.2 million, being offset by net cash used in investing activities of $5.2 million in the nine months ended June, 2009.

Net Cash Provided by Operating Activities

For the nine months ended June 30, 2009, we generated approximately $1.1 million from operating activities, compared with $1.6 million generated from operating activities for the nine months ended June 30, 2008. The decrease in net cash flows provided by operating activities was attributable primarily to the increase in net income of $2.2 million, offset by an increase in accounts receivable and other receivables of $0.4 million, an increase in inventory of $0.7 million, an decrease in accounts payable and other payable of $0.7 million and a decrease in advances from customers of $1.1 million.

Net Cash Used in Investing Activities

For the nine months ended June 30, 2009, we used $5.2 million in investing activities, compared with $3.2 million used in investing activities for the nine months ended June 30, 2008. This increase was primarily due to $2.6 million of deposits on land and equipment in connection with the construction of Mega Agriculture’s new dairy farms and $2.5 million of purchase of mature biological assets. In June 2009, Mega Agriculture acquired dairy cows with a total amount of $2.5 million. These dairy cows are held in our pastures for milking purposes.

Net Cash Provided By Financing Activities

For the nine months ended June 30, 2009, approximately $4.2 million was provided by financing activities, compared with approximately $1.1 million provided by financing activities for the nine months ended June 30, 2008. This increase in net cash from financing activities was primarily due to the receipt of a $3.0 million investment associated with an investment agreement that Mega entered into with an investor on September 30, 2008 and received in October 2009 and due to $1.2 million of loans from our principal shareholders to temporarily finance our working capital needs.

Outlook
Over the next twelve months, we intend to pursue our primary objective of increasing market share, building Mega Agriculture’s dairy farm and improving raw milk resources. We are also evaluating acquisition and consolidation opportunities in China’s fragmented dairy industry.
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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On August 8, 2009, we issued 1,020,000 shares of our common stock to employees and a consultant of the Company in consideration for services to be rendered starting from the fourth quarter of fiscal year 2009. In addition we issued 180,000 shares of our common stock in connection with a settlement of fees owed by Navstar Media Holdings, Inc. These issuances were deemed exempt under Regulation S, Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

No.            Description

31.1*      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**       Certification of Chief Executive Officer pursuant to 18 U.S.C.  Section 1350

32.2**       Certification of Chief Executive Officer pursuant to 18 U.S.C.  Section 1350

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rodobo International, Inc.

By:	/s/ Yanbin Wang
Yanbin Wang Chief Executive Officer (Principal Executive Officer Dated: August 13, 2009

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 13, 2009