Form 10-Q/A
period 2009-06-30
Rodobo International Inc
filed 2009-08-20
CIK 1177274

UNITED STATES
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A to amend Item 1 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, or the Quarterly Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on August 13, 2009.  The amount of Additional Paid-in Capital on the prior filed balance sheet was overstated by $1.2 million as a result of incorrect consolidating entries related to the Loan to Related Parties. The adjustment to Additional Paid-in Capital requires corresponding corrections to Total Equity and Total Equity and Liabilities.  The errors do not affect the amounts reported on the corresponding income statements for the periods reported.   In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits certain currently dated certifications.

The Form 10-Q/A is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Quarterly Report. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Form 10-Q/A to update any of the information contained in the Quarterly Report.

References in this Form 10-Q/A to "we", "us", "our", the "Company" and "Rodobo" refers to Rodobo International, Inc. and its wholly owned subsidiaries, unless otherwise indicated or as otherwise required by the context.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RODOBO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	September 30,
	(Unaudited)	2008

ASSETS

Current assets:
Cash and cash equivalents	$733,497	$659,030
Accounts receivable - net of allowance for bad debts of
$66,522 and $66,921, respectively	2,570,235	1,143,328
Advances to employees	17,826	185,500
Other receivables	13,970	162,006
Inventories	1,538,505	991,536
Prepaid expenses	20,968	26,510

Total current assets	4,895,001	3,167,910

Property, plant and equipment, net:
Fixed assets, net of accumulated depreciation	813,410	812,079
Construction in progress	-	148,240

	813,410	960,319

Mature biological assets	2,503,407	-

Other assets:
Deposits on land and equipment	13,443,796	10,873,562
Intangible assets, net	658,791	717,978

Total other assets	14,102,587	11,591,540

Total assets	$22,314,405	$15,719,769

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,690,218	$2,165,061
Other payable	50,000	171,286
Accrued expenses	52,987	924,580
Advance from customers	-	1,162,184
Due to related parties	1,185,062	18,079

Total current liabilities	2,978,267	4,441,189

Stockholders' equity
Convertible preferred stock, $0.001 par value, 15,000,000 shares authorized
-0- and 12,976,316 shares issued and outstanding
as of June 30, 2009 and September 30, 2008, respectively	-	12,976
Common stock, $0.001 par value, 200,000,000 shares authorized,
15,016,717 and 1,435,568 shares issued and outstanding
as of June 30, 2009 and September 30, 2008, respectively	15,017	1,436
Additional paid in capital	3,930,023	3,930,628
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(3,050,000)
Retained earnings	13,639,068	8,524,267
Accumulated other comprehensive income	830,242	887,484

Total stockholders' equity	19,336,138	11,278,579

Total liabilities and stockholders' equity	$22,314,405	$15,719,769

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

PART II - OTHER INFORMATION

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
Yanbin Wang Chief Executive Officer (Principal Executive Officer Dated: August 20, 2009

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 20, 2009