Form 10-K
period 2009-09-30
Rodobo International Inc
filed 2010-01-13
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-50340

RODOBO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2980786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Changjiang Road, Nangang District, Harbin, PRC	150001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 86 0451 82260522

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
 (Title of class)

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

    The aggregate market value of the voting and non-voting common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Common Stock on March 31, 2009, as reported on the Over The Counter Bulletin Board, was approximately $6,460,056.

    As of December 31, 2009, there were 16,216,717 shares of common stock, par value $.0001 per share, and 0 shares of preferred stock, par value $.0001 per share, issued and outstanding.

Rodobo International, Inc.

Form 10-K

For the fiscal year ended September 30, 2009

i

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

    In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Description of Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

    In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other forward looking information. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward looking statements.

    All forward looking statements included in this Annual Report are based on information available to us on the date of this Annual Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

INTRODUCTION

    Unless otherwise specified or required by context, as used in this annual report, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) Rodobo International, Inc., a Nevada corporation (“Rodobo”) formerly known as Navstar Media Holdings, Inc. (“Navstar”), (ii) Mega Profit Limited (“Cayman Mega”), a wholly-owned subsidiary of Rodobo and a Cayman Islands company, (iii) Harbin Mega Profit Enterprise Management & Consultation Co., Ltd. (“Harbin Mega”), a wholly-owned subsidiary of Cayman Mega and a wholly foreign-owned entity (“WFOE”) incorporated under the laws of the People’s Republic of China, (iv)Harbin Rodobo Dairy Co., Ltd. (“Harbin Rodobo”), a wholly-owned subsidiary of Cayman Mega and a WFOE incorporated under the laws of PRC, (v) Harbin Tengshun Technical Development Ltd., Co (“Tengshun Tech”), a PRC company and a wholly-owned subsidiary of  Harbin Mega, and (vi) Qinggang Mega Profit Agriculture Company (“Qinggang Mega”), a PRC company and a variable interest entity (“VIE”) which we control through the contractual arrangement (“VIE Arrangement”) between Qinggang Mega and Harbin Mega.

    Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I

Item 1.  Description of Business.

OVERVIEW

    We are a leading producer and distributor of powdered milk formula products in the People’s Republic of China (“PRC” or “China”). We are currently one of the largest non-state-owned dairy companies in China, ranking in the top 10% of the dairy industry. Our target customers include infants, children, middle-aged and elderly people in China. Our products for infants and children are currently sold under the brand name of “Rodobo” and “Peer”, and our products for the middle-aged and the elderly are currently sold under the brand name of “Healif”. We have 15 company-owned raw milk collection stations and a new dairy farm with 1,140 cows which started its operation in July 2009 and provide 65 tons of raw milk per day. We currently have a production facility with two production lines which have raw milk processing capacity of 200 tons per day and can produce 7 tons of dairy products per day. Our products have not been implicated in the wide-spread melamine contamination scandal in China in the year of 2008 and we expect to leverage our superior quality control in the market, given that the Chinese government determined that many of our large competitors violated food safety regulations.

CORPORATE HISTORY

    We were originally incorporated on January 28, 2002 as a Nevada corporation under the name of Premier Document Services, Inc. (“Premier”), which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, Premier acquired 100% of the capital stock of Navstar Communications Holdings, Ltd, a Hong Kong Corporation, and changed its name to Navstar Media Holdings, Inc. (“Navstar”). In conjunction with the merger, Premier’s former Secretary and President, Crystal Kim Han, purchased Premier’s existing document services business, including all assets and liabilities. Navstar was the 70% owner of Happy Times Media, Inc. (“Happy Times”), a PRC company.   Navstar had a traditional business model of content production, licensing and distribution in Television and Film.  Happy Times TV was a media content producer in China and provided content for major national and regional TV stations, and distributed television series and foreign movies. It also generated a portion of its revenues through advertisements, televised cultural events, corporate communications and exhibitions.  On December 28, 2006, Navstar sold the 70% of the shares of Happy Times to the minority shareholders of Happy Times and Happy Times ceased to be a subsidiary of Navstar since then.  As of January 1, 2007, Navstar ceased all of its operations and focused on identifying merger candidates with substantial operations to merge with. On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Mega Profit Limited (“Cayman Mega”), a Cayman Islands company and Mr. Weihua Zhao who is the sole shareholder of Cayman Mega. Pursuant to the Merger Agreement, Navstar acquired all of the issued and outstanding equity interest in Cayman Mega from its sole shareholder in exchange for shares, which upon the reverse stock split and the conversion of the preferred stock into common stock would be equal 93% of the issued and outstanding shares of common stock of the Company (the “Merger”). Concurrently, the Company changed its name to “Rodobo International, Inc.” Prior to the Merger, our company was a shell company as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”).

    Cayman Mega was incorporated under the laws of the Cayman Islands on April 23, 2007. On October 26, 2007, Cayman Mega invested $1,380,000 to form its wholly-owned subsidiary, Harbin Mega. Harbin Rodobo was formed on January 4, 2002 under the PRC laws. Before December 31, 2008, Harbin Rodobo was controlled by Cayman Mega as a VIE through exclusive contractual agreements in order to comply with PRC laws regarding certain foreign ownership restrictions. Effective on January 1, 2009, the shareholders of Harbin Rodobo transferred their equity interests to Cayman Mega and Harbin Rodobo became a wholly-owned subsidiary of Cayman Mega. Qinggang Mega was incorporated under the laws of the PRC on April 1, 2008 and is currently owned by Mr. Yanbin Wang, the CEO and Chairman of the Company and another principal shareholder. On April 1, 2008, Cayman Mega entered into an Investment Agreement with Harbin Mega and formed Qinggang Mega, for the purpose of starting a dairy farm to secure reliable fresh milk supply in the wake of the powdered-milk contamination scandal in China. In January 2009, the Company loaned RMB 8,100,000 (approximately US$1.2 million) to Mr. Yanbin Wang and Mr. Xuelong Wang (Mr. Yanbin Wang together with Mr. Xuelong Wang, collectively, the “Qinggang Shareholders”) to purchase 100% of the equity interest in Qinggang Mega. Subsequently, 85% of the equity interest in Qinggang Mega was transferred from Harbin Mega to Mr. Yanbin Wang and 15% was transferred to Mr. Xuelong Wang for the purpose of obtaining government tax preferentiality in the wake of the powdered-milk contamination scandal in China. By transferring ownership to PRC citizens, Qinggang Mega became a PRC domestic company and is qualified to obtain tax preferential treatment which is granted to the PRC domestic company opposed to a subsidiary owned by a foreign company. These shareholders have pledged their equity interests in Qinggang Mega as collateral for non-payment of loans. (Please see more discussion regarding the VIE arrangement below.) Harbin Tengshun Technical Development Ltd., Co. was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws on November 9, 2009.

    In November 2008, the Company effected a reverse stock split of 37.4 to 1.

    In December 2008, we received a written consent in lieu of a meeting of stockholders approving the increase of authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 per share and 15,000,000 shares of preferred stock, par value $0.001 per shares to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001 per share (the “Common Stock”), and 30,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). On April 2, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State and amended our Articles of Incorporation to reflect the change in authorized capital.

    The structure of the Company as of date of this report was as follow:

Reverse Merger and Concurrent Private Placement

    On September 30, 2008, the Company under its former name of Navstar Media Holdings, Inc., entered into a Merger Agreement by and among the Company, its wholly owned acquisition subsidiary Rodobo International, Inc. (“Merger Sub”), Cayman Mega, and the sole shareholder of Cayman Mega. Pursuant to the Merger Agreement, the Merger Sub acquired Cayman Mega and then merged with and into the Company (the “Merger”). In consideration of the acquisition of Cayman Mega by the Merger Sub, the Merger Sub issued to the sole shareholder of Cayman Mega and his designees: (1) 10 shares of the common stock of the Merger Sub, which were converted into approximately 37,000,000 shares of Common Stock of the Company prior to, and approximately 973,685 shares after giving effect to a 37.4:1 reverse split, which was done concurrently with the Merger; and (2)12,976,316 shares of preferred stock which were convertible into 12,976,316 shares of common stock of the Company. Upon the Merger and conversion of the preferred stock, the shareholder of Cayman Mega and his designees owned 93% of issued and outstanding shares of Common Stock of the Company.

    In connection with the Merger, 10,293,359 shares of common stock issued to former employees of the Company and shareholders of prior subsidiaries were cancelled. Pursuant to our agreements with certain convertible note holders who collectively held convertible notes with an original face value of $1,000,000, all such notes were suspended and upon the increase of the Company’s authorized number of shares in April 2009 were converted into approximately 604,833 shares of the Company’s common stock.

    In connection with the Merger, all of the officers and directors of the Company ultimately resigned and Mr. Yanbin Wang was appointed as Chairman and Chief Executive Officer and Ms. Xiuzhen Qiao was appointed as a Director and Chief Financial Officer

    On September 30, 2008, prior to and in conjunction with the Merger, Cayman Mega entered into a Securities Purchase Agreement with an institutional investor and raised $3,000,000 from such investor. Pursuant to the Securities Purchase Agreement, upon the closing of the Merger, the institutional investor, together with the sole shareholder of Cayman Mega received preferred stock which were converted into common stock upon the increase of the authorized number of shares of the Company.

    In addition, Cayman Mega also issued to the institutional investor four–year warrants to purchase 818,182 shares of the common stock of Cayman Mega at an exercise price of $1.50 per share and four –year warrants to purchase 545,455 shares of the common stock of Cayman Mega at an exercise price of $1.75 per share. The warrants were assumed by the Company upon the Merger.

VIE Arrangement

    On January 1, 2009, Harbin Mega entered into a series of variable interest entity contractual agreements (“VIE Agreements”) with Qinggang Mega and its two shareholders, pursuant to which Harbin Mega effectively assumed management of the business activities of Qinggang Mega and has the right to appoint all executives and senior management and the members of the board of directors of Qinggang Mega.  The VIE agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which Harbin Mega has the right to advise, consult, manage and operate Qinggang Mega for an annual fee in the amount of Qinggang Mega’s yearly net profits after tax.  Additionally, Qinggang Mega’s shareholders have pledged their rights, titles and equity interest in Qinggang Mega as security for Harbin Mega to collect consulting and services fees provided to Qinggang Mega through an Equity Pledge Agreement.  In order to further reinforce Harbin Mega’s rights to control and operate Qinggang Mega, Qinggang Mega’s shareholders have granted Harbin Mega an exclusive right and option to acquire all of their equity interests in Qinggang Mega through an Option Agreement.  Through these contractual arrangements, Harbin Mega has the ability to substantially influence Mega Profit’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval.

    Our shares of common stock are currently quoted on the Over-the-Counter Bulletin Board under the symbol “RDBO.OB”.

OUR BUSINESS

    Our operating subsidiary, Harbin Rodobo, started to manufacture a series of dairy products in 2003 and has developed markets in Sichuan, Shanxi, Zhejiang, Fujiang, Henan, Hebei, Liaoning, Hubei and Shandong provinces and Beijing since then. In 2004, Harbin Rodobo reconstructed its production facilities to meet the Good Manufacturing Practices (“GMP”) standard. Harbin Rodobo also maintains the ISO 9001-2001 Management Certificate and Hazard Analysis and Critical Control Point (“HACPP”) Quality System Certificate. In 2005, Harbin Rodobo was awarded as a “Heilongjiang Famous Brand” in the agricultural industry. On July 1, 2008, Harbin Rodobo entered into a Technology Transfer Agreement with Chinese Nutrition Society (“CNS”), pursuant to which we have the exclusive right to manufacture and market a powdered milk formula specifically developed for the middle aged and seniors for 10 years starting from July 1, 2008. CNS is a national scientific social group made up by nutrition professionals and is a unit of the China Association for Science and Technology and a country member of the International Union of Nutrition Sciences. We currently markets this powdered milk formula under the brand name of “Healif” (which means “Healthy Elderly” in Chinese.) On October 30, 2008, we entered into a Purchase Agreement with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to acquire powdered milk product formulas specifically developed for infants and children (approximately US$0.4 million). We started to produce and market these formulas under the brand name of “Peer” in July 2009.

Principal Products

    Formula Milk Powder

    Our primary product is formula milk powder which can be divided into two major sub-categories, formula for the infants and children and formula for the middle-aged and elderly. Through our network of over 2000 sales people as of September 2009, our branded products are distributed to over 3,000 retail outlets throughout 9 provinces and Beijing in China.

    We produce formula milk powder for babies and young children formulated for zero to 6 months, 6 months to 1 year and 1 to 3 years old. These products are marketed under the brand name of “Rodobo” and “Peer”.

    We also produce formula milk powder specially designed for the middle-aged and elderly people in China. For example, alleviation of lactose intolerance, high-calcium and iron enriched formula are designed to decrease the rate of calcium loss through the aging process. These products are marketed under the brand name of “Healif”.

    Whole Milk Powder

    We also offer fresh, sterilized, and spray-dried raw whole milk powder and whole milk with supplemental ingredients to our customers. Raw milk powder is typically used to produce ice-cream, and candies. It is also used as a raw material to produce baked food, instant beverages, nutritional food and fast food. These products are sold under the brand name of “Rodobo”.

    Sales generated from Whole Milk Powder Formula accounted 22.8% of total sales in the fiscal year ended September 30, 2009 compared to 32.4% in the fiscal year ended September 30, 2008. Sales generated from Baby/Infant Formula accounted 58.8% of total sales in the fiscal year ended September 30, 2009 compared to 44.2% in the fiscal year ended September 30, 2008. The newly launched product “Healthy Elderly” achieved sales of $6.4 million in the fiscal year ended September 30, 2009, representing 18.4% of total sales.

BRAND DEVELOPMENT AND MARKETING

    Our marketing strategy emphasizes local production and national distribution of our products, which begins with local dairy herds and results in premium quality products for a national market. We perform careful product positioning and targeted marketing. Our products have received benefits from a considerable volume of favorable press and other publications of mass circulation which have rated our products highly.

    Our marketing and promotional efforts will continue to include:

●	Redesigning packaging of products to promote a premium quality image.
●	Refining and targeting our message, which to date has largely been the product of word-of-mouth and product reviews.
●	Improving advertising material, including multi-color trade sell sheets and brochures.
●	Further distinguishing our products from other dairy products.
●	Expanding retail advertising, including print advertising, televised advertising and focused public relations.

    We incurred advertising costs of $494,148 during fiscal year ended September 30, 2009 and $198,568 during fiscal year ended September 30, 2008.

PRODUCTION

Raw Milk Processing

    Processing of our powdered formula begins with the collection and preparation of raw milk from dairy farmers. We have 15 company-owned raw milk collection stations and purchase raw milk directly from dairy farmers and certain dealers. In July 2009, our new dairy farm which has 1,140 cows started its operation. The new dairy farm currently provides 22 tons of raw milk per day and the raw milk collection stations provide 43 tons of raw milk per day. Everyday, local dairy farmers bring their dairy cattle to collection stations owned by us where raw milk is automatically received using fully enclosed, stainless-steel vacuum milking machines. These collection stations collect and transport the raw milk to our production facilities after that.

    We believe that through securing local raw milk resources and adopting fast processing techniques, we are able to preserve the fresh taste of milk. It takes us less than 48 hours from milking to producing finished milk powder. In most large dairies, we believe, this process may usually take three to four days or even more.

    Milk processed by conventional farms for sale to regional dairies is usually stored at the farm for a minimum of two days, and another full day will be spent on delivering the fresh milk to the dairy facilities. The milk is then processed on the following day. However, Rodobo’s standard is to process the raw milk within 12-24 hours after milking, depending upon the time of day when the raw milk is delivered to us. During that period, the milk is chilled, transported, separated, sterilized and spray-dried. When the raw milk is first received at milk collection stations, fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk. Once received, the raw milk no longer has any contact with air and is immediately processed with refrigeration equipment that cools the raw milk to about 4 degrees Celsius within three seconds. The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying. Our milk is not homogenized. During homogenization, pressurized milk is forced through openings smaller than the size of the fat globules in milk, and the fat is broke into smaller particles. Through this treatment, the milk fat remains in the milk and will not be separated out in the form of cream. We believe that this process adversely affects the taste and mouth feel of milk. In addition, our milk is pasteurized at the lowest temperatures allowed by law to avoid imparting a cooked flavor to the milk. When the milk is clarified and the butterfat is removed to produce cream and skim milk, a process of cold separation is used, rather than the more commonly adopted hot separation by other producers, which we believe adversely affects the taste of milk.

Dairy Product Processing

    Our products are produced in small batches using low temperature processing techniques to maintain freshness and allow maximum flavor and nutrition retention. They are made with wholesome ingredients. No chemicals or additives are added to the milk. Because our products are produced locally, our dairy products arrive sooner to our costumers in Rodobo’s marketing area through our distribution network than most other producers. To assure the product quality, at the beginning of processing, we take a small sample of the milk and inspect for flavor, aroma, texture and appearance. In addition, inspectors regularly conduct spot-checks for bacteria and butterfat content in products, as well as sanitary conditions in our facilities.

Milk Processing Facilities

    Our 30,000 square meters production facility is located in Zhonghe Town, Qinggang County of Heilongjiang Province. The Qinggang facility was constructed in compliance with international GMP standards, and we also maintain ISO 9001 and HACCP quality assurance certifications.

    The Qinggang facility is located in a pollution free area which has passed the test by the government environmental protection agency. The Qinggang facility is surrounded by farm land, and is approximately 1 kilometer away from downtown. In order to ensure high quality products from our two dairy production lines, we utilize raw milk collection, pretreatment, sterilization, nutrition ingredients, three-way evaporation devices, drying tower, fluidized bed, and CIP cleaning technologies. We can process up to 200 tons of raw milk and produce 7 tons of dairy products daily. We combine advanced milk collection, concentration processes and dry powder recovery technologies with secondary pelletized fluidized bed devices to ensure our products’ high quality. We believe that our processing procedures increase energy and economic efficiency during production, improve product quality and enhance market competitiveness.

    Among the 220 employees of our milk processing facilities as of September 30, 2009, 10 were management, 15 were technicians, and 195 were engaged in manufacturing. The factory operates continuously throughout the year.

RAW MATERIALS AND SUPPLIERS

    Our business depends on maintaining a regular and adequate supply of high-quality raw materials. A key ingredient for our powdered formulas is high-quality raw milk. We have 15 company-owned raw milk collection stations and purchase raw milk directly from dairy farmers and certain dealers. Our new dairy farm which has 1,140 cows started its operation on July 2009. The new dairy farm currently provides 22 tons of raw milk per day and the milk collection stations provide 43 tons of raw milk per day. We pay market prices or premium prices in certain regions for our raw milk. Our milk suppliers are primarily dairy farmers located throughout Heilongjiang.

    Whey protein powder is another key ingredient used in the production of our powdered infant formula products and our other dairy-based products. Like all powdered milk producers, we use whey protein powder as the active ingredient to help reconstituted dairy-based formula to mimic the consistency of breast milk, which can constitute as much as 40.0% of the final powdered infant formula product by weight. We purchased most of the whey protein from Beijing Milkyway Trade Corp. and Shanghai Shengyu Co., Ltd.

    Based on our experience, prices of milk powder and whey protein powder can fluctuate over relatively short periods of time depending on market conditions. Our sourcing team carefully monitors price movements and makes major purchases at times when prices are low, subject to projected customer order flow and other factors.

    For the fiscal years ended September 30, 2009, our five largest raw material suppliers accounted for 20% of our total raw material expenses. We did not have any single supplier which accounted for over 10% of our total raw material costs.

PRODUCT DISTRIBUTION

    We utilize a dealer distribution model to deliver our products to end-users. Currently, our powdered milk products are sold through distributors and our whole milk powder products are sold directly to end users’ packaging plants. We have a distribution team working out of our headquarters and coordinating a network of over 2,000 distributors covering 3,000 retail stores across China. The distributors, in turn, each hire one or two secondary agents who will assist them in the distribution process, including inventory management, product sales and service and payments.

    Generally, our products are delivered only after receipt of payment from the distributors. Distributors usually have one year agreement with us and enter into new agreements each year which specify sales targets and territories among other provisions. We seek to expand the number of key provinces served by our distribution network as part of our growth strategy.

    The Company emphasizes inventory management and carries minimum amounts of inventory to meet customers’ delivery requirements. The Company does not provide rights to return merchandise, except in some special cases (for example, the nation-wide melamine contamination that occured in 2008). The Company only extends credit for 90 days, to customers who have steady orders, good payment history and good credit.

CUSTOMERS

    All our revenue came from customers based in China. In the fiscal year ended September 30, 2009, one customer Chengdu Luoling accounted for 22% of our sales. No other single customer accounts for more than 10% of our sales. The sales from our five largest customers in the fiscal year ended September 30, 2009 amounted to $15.7 million which represented approximately 45% of our total sales. In fiscal year ended September 30, 2008, three major customers, Chengdu Luoling, Harbin Huijiabei Food Co., Ltd. and Jiangxi Meilu Dairy Co., Ltd. accounted for approximately 48% of our net revenue, with each customer accounting for 24%, 13% and 11%, respectively.

INTELLECTUAL PROPERTIES

   We applied to register our brand name “Rodobo”, “Peer” and “Healif” with the Trademark Bureau of the State Administration for Industry and Commerce. As of the date of this report, the registration of “Rodobo” has been granted. It usually takes two years to two years and a half to get the approvals.

    On July 1, 2008, we entered into a Technology Transfer Agreement with China Nutrition Society, pursuant to which we were granted an exclusive right for 10 years starting on July 1, 2008 to produce a powdered milk formula specifically developed for the middle aged and seniors. During that period, we have exclusive rights to use the name of “China Nutrition Society Development” on our packages for milk formula for the middle-aged and elderly.

    On October 30, 2008, The Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to purchase powdered milk product formulas specifically developed for infants and children for a total fee of RMB 3,000,000 (approximately $439,477).

    We rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how. Our management and each of our research and development personnel have entered into a standard annual employment contract, which includes a confidentiality clause. We currently do not hold any patents.

RESEARCH AND DEVELOPMENT ACTIVITIES

    As of September 30, 2009, we had 15 technicians, of which 5 were engaged in research and development activities. These technicians monitor quality control at our milk processing plants to ensure that our processing, packaging and distribution result in high quality premium milk products that are safe and healthy for our customers. These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers. We also conduct research and development efforts with third parties. Our strategy is to acquire rights to obtain licenses to technologies and products that are being developed by third parties or develop new products through sponsored research and development agreements. In the fiscal year of 2009 we further expanded our product category by purchasing the exclusive right to manufacture and market a powdered milk formula specially formulated for the middle-aged and elderly and acquiring powdered milk product formulas specifically developed for infants and children from Shi Jie.

EMPLOYEES

    As of September 30, 2009, we had approximately 2,280 employees on our payroll divided as follow:15 are management staff, 15 are technical personnel, 205 are involved in manufacturing, 2,000 of them are full-time sales and marketing employees Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any significant labor disputes and consider our relationship with our employees to be in good standing.

    We provide our full time employees with employee benefits including the following three state-mandated insurance plans:

•
Old-age insurance: We withhold a portion of each employee’s salary determined by the provincial government, generally 8%, and contribute an additional amount required under the PRC laws, up to approximately 20% of the employee’s salary (this 20% represents our contribution as employer only).

•	Medical insurance: We withhold approximately 2% of each employee’s salary, and contribute an additional amount totaling approximately 10% of total payroll expense.
•	Unemployment Insurance: We withhold approximately 1% of each employee’s salary, and contribute an additional amount totaling approximately 2% of total payroll expense.

    We also pay social security insurance for every employee who enters into a long-term contract with us.

    We have a system of human resource performance review and incentive policies that allows personnel reviews to be conducted monthly, quarterly or annually.

    We also have workers compensation insurance for our employees. Our employees register workers compensation insurance at our Human Resources Department on their start date, which is also the effective date of their workers compensation insurance, and workers compensation insurance will be terminated upon their termination of employment with us. Our Human Resources Department fills out a “Workers Compensation Insurance Adjustment Form” when the workers compensation insurance adjusts due to other factors. The Human Resources Department files employees’ personal workers compensation insurance information on record for reference. The Human Resources Department calculates the workers compensation insurance fees and transfers the data to our Finance Department annually. The Finance Department withholds the insurance fees from each employee’s salary.

GOVERNMENT REGULATIONS

    Our PRC consolidated operating subsidiaries and VIE are subject to PRC laws at state, province and county levels. The following information summarizes the most important regulations that are applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Food Hygiene and Safety Laws and Regulations

    As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

•	the PRC Product Quality Law;
•	the PRC Food Hygiene Law;
•	the Access Conditions for Dairy Products Processing Industry;
•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards; and

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children.

    These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operation, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

    After the melamine contamination incident in 2008, the PRC government authorities have conducted several dairy industry inspections. In addition to the initial 22 companies implicated in the incident, these subsequent government inspections have identified other companies with unacceptable contamination in their products.

    In March 2008, The PRC National Development and Reform Commission (“NDRC”) promulgated the Access Conditions for Dairy Products Processing Industry. The Access Conditions set forth the conditions an entity must satisfy in order to engage, or continue to engage in the dairy products processing business in China, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety. Any new or continuing dairy products processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Access Conditions.

    The Access Conditions also set forth requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facilities and electricity necessary for the processing of dairy products, and those projects or enterprises already in operation before the promulgation of the Access Conditions will be deregistered and ordered to shut down if they fail to meet the conditions within a two-year rectification period.

    In May 2008, the NDRC issued the Dairy Industry Policies. According to the PRC government, the Policies are the first set of comprehensive government policies on the dairy industry in China, covering a broad range of matters such as industry planning, closure of inefficient capacity, milk supply, quality control and product safety, environmental protection and promotion of milk consumption. Moreover, the Policies provide conditions that new entrants to the dairy industry must meet in addition to the conditions set forth in the Access Conditions.

    On October 7, 2008, the State General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) issued a national standard on the detection of melamine in raw milk and dairy based products. On October 9, 2008, the State Council promulgated with immediate effect a Regulation for the Quality and Safety Supervision of Dairy Based Products, which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. This regulation also established a “Black-List” system to ensure that illegal business operators in the dairy production chain are timely disclosed and severely punished.

    It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent. Since the recent melamine scandal, the Chinese government has regulated the industry further. Per these new regulations, each dairy company must purchase a melamine testing device and products must be tested for possible melamine contamination before coming off the production lines. Additionally, a representative from the Bureau of Quality Supervision, Inspection and Quarantine will test the products. Rodobo has purchased one such device with a cost of RMB140, 000, which is approximately $20,300.

    As a manufacturer and distributor of food products, we are subject to the regulations of China’s Ministry of Agriculture. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also (i) regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, (ii) specifies the standards of identity for certain foods, including our products, (iii) prescribes the format and content of many of the products we sell, (iv) prescribes the format and content of certain nutritional information required to appear on food product labels we use and (v) approves and regulates claims of health benefits of food products such as ours.

    In addition, China’s Ministry of Agriculture authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We and our products are also subject to province and county regulations including such measures as the licensing of dairy manufacturing facilities, enforcement of standards for products, inspection of facilities and regulation of trade practices in connection with the sale of dairy products.

Approvals, Licenses and Certificates

    Currently, we are in compliance with all material respects of laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to our business. Regulations at the national, provincial and county levels are subject to change. To date, compliance with governmental regulations does not have a material adverse impact on our level of capital expenditures, earnings or competitive position, however, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have in the foreseeable future.

ENVIRONMENTAL MATTERS

    Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities.

    The major environmental regulations applicable to us include:

•	the Environmental Protection Law of the PRC;

•	the Law of PRC on the Prevention and Control of Water Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

•	the Law of PRC on the Prevention and Control of Air Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

•	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

•	the Law of PRC on the Prevention and Control of Noise Pollution.

    We are periodically inspected by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. To date, the Company’s cost of compliance has been insignificant. The Company does not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect the Company’s business operations; however, there can be no assurances of future events or changes in laws, or the interpretation of laws, governing our industry.

INDUSTRY OVERVIEW

    China’s population of 1.3 billion offers a huge market for the developing dairy industry. The dairy industry is growing much faster than the growth of China’s gross domestic product (“GDP”).  According to the statistics from the Food and Agriculture Organization of the United Nations (“FAO”), total Chinese milk production was the seventh largest in the world. It is widely predicted that the growth of dairy industry in China will continue at a growth rate of 15% per year.

    The Chinese government views the dairy industry as an instrumental component in reforming China’s agricultural system and concurrently increasing the income of farmers. Additionally, the dairy industry plays a key role in improving the diet and overall welfare of the Chinese people. Milk and dairy products have gradually become a staple in the daily food intake of the Chinese. The “11th Five Years Plan” urged that the average annual dairy consumption should reach 10kg per person and should reach 16kg in 2015. Consequently, the dairy market is one of the fast growing markets in China. China’s dairy industry has recently experienced dramatic expansion, with an annual growth rate of approximately 10%-20%. Total revenues of China’s dairy industry grew from $8.33 billion in 2004 to $10.66 billion in 2005, $11.68 billion in 2006, and $18.95 billion in 2007. There are approximately 1,500 dairy producers in China. However, only about 175 producers have received licenses from the government to sell their products directly on the market (source: General Administration of Quality Supervision, Inspection and Quarantine of P.R.C.).

    Additionally, only 5% of these 1,500 dairy producers produce over 1 million tons of dairy products annually. Currently, six State-owned enterprises control more than half of China’s dairy market. Because China’s dairy market is highly fragmented, we believe that current market dynamics provide a significant opportunity for us to acquire additional market share. We plan to increase market share through a roll-up strategy whereby we acquire some of our competitors. In addition, we plan marketing initiatives to increase market penetration with existing customers. The Company has also recently hired some sales force personnel who worked for one of our major competitors.

    According to the “China Food and Nutrition Development outline (2001-2010)” approved by Chinese State Council, the dairy industry is one of the three food industries that should be developed first. The outline required that in 2010, average consumption of dairy per person should reach 16kg, in which the average consumption of dairy per person for rural habitants and those who live in cities and towns are 32kg and 7kg, respectively.  Experts predict that the dairy output in China will be 20 million tons and 70 million tons in 2015 and 2030, respectively. Therefore, over the next few years, the Chinese dairy industry should maintain a fast and sound growth momentum and the consumption of dairy should continue to increase with the rise in living standard and change in consumption behavior. The average consumption of dairy per person in China is much lower than the world average.  This means the Chinese dairy market has tremendous room for growth, especially as the economy continues to boom.

    According to the National Bureau of Statistics of the PRC, about 15 million infants are born in China each year. Each 0 - 6 month old baby will need 27.2 kg milk powder, for an annual total demand of 90,000 tons. Each 6 - 12 month old baby will need 31 kg milk powder, for an annual total demand of 110,000 tons. But the current supply is just 80,000 - 100,000 tons, leaving much room for growth.  The infant dairy market in China is growing by 17% annually, and has surpassed Japan, becoming the second largest infant formula dairy market in the world, behind the U.S.

    In September 2008, some of our competitors’ business was severely interrupted by the melamine contamination incident in which the products of 22 Chinese formula producers were found to be contaminated by melamine, a substance not approved for use in food and linked to approximately 300,000 kidney illnesses among infants and children in China. The milk supplies in Hebei and Inner Mongolia found to be contaminated by melamine. So far, the milk supplies from Heilongjiang Province (where we operate) have not been seriously affected, and our products have not tested positive in the contamination crackdown in China. This melamine contamination incident prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China.  On September 16, 2008, China’s Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine.  We passed the emergency inspection and were not included on AQSIQ’s list.  We believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, as well as present acquisition opportunities.

Infant/Children Milk Formula

    China’s baby food industry, dominated by infant formula, is a multi-billion dollar business and has experienced an annual double-digit growth rate during the past five years up until 2007 (source: “2006-2007 China Infant/Child Milk Powder Market Research Report”). This growth resulted from increased demand which was the cumulative byproduct of three factors: (a) increase in disposable income, (b) penetration of milk formula into the rural market, and (c) female working population growth. The Company anticipates that as income levels rise, Chinese parents will spend more on infant formula due to demand for higher quality and greater variety. China’s per capita dairy consumption is still relatively low, implying ample room for continued industry growth. In 2005, China’s per capita dairy intake was only 21.7 kg or about 20% of the global average (source: The Chinese Academy of Agricultural Sciences, Agricultural Information Institute). Milk consumption in China is not uniform across the population. The majority of consumption occurs in large cities and economically developed regions, whereas the consumption of the rural population is 1/10 of that of the urban population (source: The Chinese Academy of Agricultural Sciences, Agricultural Information Institute). This disparity represents a substantial opportunity for distribution to rural regions.

    There are about 15 million new babies born each year in China according to the National Statistics Bureau of the PRC. Rodobo’s management initially estimated that an average infant in China consumes approximately 30 kilograms of dairy products per year, and that infants generally consume dairy based formula products for approximately 2.5 years. Therefore, Rodobo’s management has estimated the potential market demand for infant formula products per year in China to be approximately 1.45 million tons. Based on Chinese industry statistics, management has calculated that the actual production volume of infant formula dairy products was more than 300,000 tons in 2006. Therefore, management believes there is great potential for demand-side growth for infant formula dairy products in China. Rodobo’s management estimates that the total market size of dairy based nutritional products for infants and children, in terms of sales in China, was about $2 billion USD during 2006, representing a 5% growth rate over the past year. Currently sales growth has been mainly derived from increasing demand driven by medium size urban areas.

    Infant formula is a substitute for breastfeeding. Rodobo’s management believes that Chinese women generally only breastfeed babies for the first six months of an infant’s life. After the first 6 months, mothers usually choose infant formula over breastfeeding for two primary reasons: (a) many mothers have to return to work after 6 months, making breastfeeding harder to manage, and (b) infant formula products currently available in the Chinese market provide adequate nutritional value. Accordingly, mothers are comfortable using formula as an adequate breast milk substitute. Empirical evidence also reflects the trend of Chinese mothers’ increased acceptance and use of infant formula as a breast milk substitute. The August 2006 World Health Organization (WHO) presentation stated that the breastfeeding rate in China has been decreasing in recent years, with select cities and regions dipping to around 61% of nursing mothers.

    China’s consumer goods market has rapidly developed in recent years, leading to increased demand for more modern food products. Rising income levels have allowed consumers to buy better quality and more sophisticated food products, including those in the baby food sector. Because of the One Child Policy (state policy allowing most Chinese families to have only one child), parents and extended families tend to lavish a great amount of money, time and attention on the only child. The demand for better quality products is derived from parents being able to spend more on baby formula and nutritional products. This market demand has led to the development of new products containing additional nutrients, including various essential fatty acids, vitamins and minerals.

Middle-aged & Elderly Milk Formula

    China’s middle-aged & elderly milk formula industry is gradually emerging. China’s large aging population has provided the basis for the formation and development of the elderly market. At present, China’s elderly population has reached 130 million, accounting for nearly 11% of the total population. It is estimated that from 2025 to 2040, the elderly population will grow from 274 million to more than 400 million. In the next 50 years, China will experience a rapid growth trend for its aging population.

    The improvement of the disposable income for the elderly as well as the improving awareness of health and wellness creates enormous opportunities for the development of the elderly market. About 45% of the people aged 60-65 years old in urban areas are still working, as a result, in addition to pension income, they also have additional stable income. According to a survey done by the China Aging Research Center, there are 42.8% of the elderly in urban areas have savings. While pension will be increased to 838.3 billion RMB by 2010 and 2.8 trillion RMB by 2003.

    Due to the physical reasons, the demand for health care products for the elderly, according to the World Health Organization (“WHO”), has an incidence rate of 50% for people aged over 50% and 80% for people over 55%. Forgetfulness, insomnia, high blood pressure, high cholesterol, osteoporosis and other diseases are more common. With the improvement on living standards and awareness of health and wellness, the consumer demand on health improvement products will continue to increase.

SEASONALITY

    Dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production. But this fluctuation is not material to our business. Our adult formula milk powder business has a certain level of seasonality as adults tend to consume less milk powder in summer. As sales of adult milk powder only accounts for approximately 10% of the total sales, our business does not appear to be seasonal.

COMPETITION

Competitive Environment

    The formula industry in China is highly competitive. We generally compete with both multinational and domestic Chinese infant formula producers. Competitive factors include brand recognition, perceived quality, advertising, formulation, packaging and price. Many of our competitors have significant market share in the markets we compete in.

    Our products are positioned as premium products and, accordingly, are generally priced higher than certain similar competitive products. While we believe that we compete favorably in terms of quality, taste and freshness, our products may have higher prices yet less brand recognition than certain other established brands. Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars. The melamine contamination in 2008 has severely affected many of our competitors and resulted in major reshuffling in our industry. Rodobo views this as a competitive opportunity to provide safe products to our customers and develop further brand loyalty. Further, the Company believes that as the government has implemented new regulations following the contamination scandal, consumers have rebuilt their confidence in formula and will continue to use formula. The Company’s products were tested by General Administration of Quality Supervision, Inspection and Quarantine and were not implicated in the scandal. Indeed, the Company has not experienced a decline in sales following the scandal.

Our Competitors

    We believe that the following dairy companies are our most significant direct competitors based in China: American Dairy, Inc., Synutra International, Inc. Emerald Dairy Inc., and Yaolan Dairy, Inc. These are much larger producers with dominating market share, but with lower profit margins than ours. In September 2008, some of our competitors’ business including Synutra International, Inc was severely interrupted by the melamine contamination incident in which the products of 22 Chinese formula producers were found to be contaminated by melamine, a substance not approved for use in food and linked to approximately 300,000 kidney illnesses among infants and children in China.

Our Competitive Advantages

    (1) Resource advantage: We have our own raw milk collection stations. Therefore, our cost of purchasing raw milk is currently approximately 0.2 yuan per kilogram (or 7%) less than our competitors.
    (2) Production advantage: We own an infant formula production license issued by the Chinese government. With our unique milk powder formula for the elderly, we have exclusive rights to use the name of “China Nutrition Society Development” on our package for ten years under the CNS’s authorization, which we use in connection with our “Healthy Elderly” products under brand name “Healif”.

    (3) Focused market: Our marketing strategy is to provide high-end products for high-income consumers in order to stand out from our competitors.
    (4) Established market coverage: Rodobo has a well established distribution network with footholds in three key sales regions: Chengdu district (covering Sichuan, Shaanxi), Zhengzhou district (covering Henan, Shandong) and Fuzhou district (covering Zhejiang, Fujian). These are key regions because of population concentration, geographic location and being “trendsetting” areas that influence other regions in China.

Executive Offices in China

    Our executive offices in China are 380 Changjiang Road, Nangang District, Harbin, PRC. Our telephone number is 86-0451-82260522. We maintain a website at www.rodobo.com and www.rodobo.com.cn. Information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Annual Report.

Item 1A. Risk Factors.

    Investing in our securities involves a great deal of risk. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Note on Forward Looking Statements.”  The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations.  If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

The recent global economic and financial market crisis could significantly impact our financial condition.

    Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe.  Market disruptions have included extreme volatility in securities prices, as well as severely diminished liquidity and credit availability.  The economic crisis may adversely affect us in a variety of ways. Access to lines of credit or the capital markets may be severely restricted, which may preclude us from raising funds required for operations and to fund continued expansion.  It may be more difficult for us to complete strategic transactions with third parties. The financial and credit market turmoil could also negatively impact our suppliers and customers, which could decrease our ability to source, produce and distribute our products and could decrease demand for our products. While it is not possible to predict with certainty the duration or severity of the current disruption in financial and credit markets, if economic conditions continue to worsen, it is possible these factors could significantly impact our financial condition.

We are highly dependent upon consumers’ perception of the safety and quality of our products. Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular ingredients or products or our industry in general, could harm our reputation and damage our brand, result in costly and damaging recalls, and expose us to government investigations and sanctions, which would materially and adversely affect our results of operations.

    We sell products for human consumption, which involves risks such as product contamination, spoilage and tampering. We may be subject to liability if the consumption of any of our products causes injury, illness or death. Adverse publicity or negative public perception regarding particular ingredients, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of particular ingredients or products in general, of other companies or of our products or ingredients specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us.

    In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness of nearly 300,000 others.  Although this incident did not involve any of our products, China’s Administration of Quality Supervision, Inspection and Quarantine found that the products of 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China.  Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, we can not be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, won’t lead to a sustained decrease in demand for milk powder products produced within China, thereby having a material adverse effect on our business.

    In the past, there have also been occurrences of counterfeiting and imitation of products in China that have been widely publicized. We cannot guarantee that contamination or counterfeiting or imitation of our or similar products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of contamination or counterfeiting or imitation could negatively impact our corporate and brand image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers. For example, in April 2004, sales of counterfeit and substandard infant formula in Anhui, China caused the deaths of 13 infants as well as harming many others. Although this incident did not involve the counterfeiting of our products, it caused significant negative publicity for the entire infant formula industry in China. The mere publication of information asserting that infant formula ingredients or products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.

    In addition, we believe that the recent melamine incident and any other adverse news related to formula products in China will also result in increased regulatory scrutiny of our industry, which may result in increased costs and reduce our margins and profitability. The government has enhanced its regulations on the industry aimed to ensure the safety and quality of dairy products, including but not limited to compulsory batch by batch inspection. This is likely to increase our operating costs and capital expenditure.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

    We have a limited operating history, having commenced operations in 2002. We grew to our present size only in 2008. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets in the PRC. Some of these risks and uncertainties relate to our ability to:

•	offer new products to attract and retain a larger customer base;
•	attract additional customers and increase spending per customer;
•	increase awareness of our brand and continue to develop customer loyalty;
•	respond to competitive market conditions;
•	respond to changes in our regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;
•	raise sufficient capital to sustain and expand our business; and
•	attract, retain and motivate qualified personnel.

    Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We expect to incur costs related to our planned acquisitions and expansion into new plants and ventures, which may not prove to be profitable. Moreover, failure to execute our expansion plan could adversely affect our financial condition and results of operations.

    We have plans to increase our annual production capacity to meet an expected increase in demand for our products. Our decision to increase our production capacity is based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. We anticipate that our proposed expansion of our milk production facilities may include the acquisition and construction of new or additional facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, our projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings of production facilities will delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

    Our plans to finance, develop, and expand our production facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time we enter into a particular agreement, or at all. In addition, we may develop projects as joint ventures in an effort to reduce our financial commitment to individual projects. The significant expenditures required to expand our production plants may not ultimately result in increased profits.

    Our future success depends on our ability to expand our business to address expected growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

the availability of additional funding to expand our production capacity, build new processing and packaging facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;

•	failure to maintain high quality control standards;

•	global or local shortage of raw materials, such as raw milk or whey protein powder;

•	our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

    As our business grows, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvements to our accounting and other internal management systems by dedicating additional resources to our reporting and accounting functions, and improvements to our record keeping and contract tracking system. We will need to respond to competitive market conditions and continue to enhance existing products and develop new products, and retain existing customers and attract new customers. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, we will need to maintain and expand our relationships with our current and future customers, suppliers, distributors and other third parties, and there is no guarantee that we will succeed.

    When our future expansion projects become operational, we will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address our increased management needs or are otherwise unable to manage our growth effectively, our operating results could be materially and adversely affected.

    If we encounter any of the risks described above, or are otherwise unable to establish or successfully operate additional production capacity or to increase production output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability, and our business, financial condition, results of operations and prospects may be adversely affected.

We may not succeed in identifying suitable acquisition targets, which could adversely affect our ability to expand our operations and service offerings and enhance our competitiveness.

    We have pursued and may in the future pursue strategic acquisition opportunities to increase our scale and geographic presence and expand the number of our product offerings. However, we may not be able to identify suitable acquisition or investment candidates, or, even if we do identify suitable candidates, we may not be able to complete those transactions on terms commercially favorable to us or at all, which could adversely affect our competitiveness and our growth prospects.

    If we acquire other companies in the future, we could face the following risks:

•	difficulty in assimilating the target company’s personnel, operations, products, services and technology into our operations;
•	the presence of unforeseen or unrecorded liabilities;
•	entry into unfamiliar markets;
•	inability to generate sufficient revenues to offset acquisition costs; and
•	tax and accounting issues.

    Many recently joined employees may decide not to work with us or to leave shortly after joining our company. These difficulties could disrupt our ongoing business, distract our management and current employees and increase our expenses, including write-offs or impairment charges. Acquired companies also may not perform to our expectations for various reasons, including the loss of key personnel, key distributors, key suppliers or key customers, and our strategic focus may change. As a result, we may not realize the benefits we anticipated. If we fail to integrate acquired businesses or realize the expected benefits, we may lose the return on the investment in these acquisitions or incur additional transaction costs and our operations may be negatively impacted as a result. Further, any acquisition or investment that we attempt, whether or not completed, or any media reports or rumors with respect to any such transactions, may adversely affect our competitiveness, our growth prospects, and the value of our Common Stock.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

    We have, in the past, obtained loans and sold our Common Stock to raise additional capital. Our business requires significant capital and although we believe that our current cash, and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors’ perceptions of, and demand for, companies in our industry;
•	Investors’ perceptions of, and demand for, companies operating in China;
•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	Our future results of operations, financial condition and cash flows;
•	Governmental regulation of foreign investment in companies in particular countries;
•	Economic, political and other conditions in the United States, China, and other countries; and
•	Governmental policies relating to foreign currency borrowings.

    In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all.

    We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  There is no assurance that we will be able to secure suitable financing in a timely fashion or at all.  In addition, there is no assurance that we will be able to obtain the capital we require by any other means.  Future financings through equity investments are likely to be dilutive to our existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

    If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our products may not achieve market acceptance.

    We are currently selling our products principally in northern China. Achieving market acceptance for Rodobo’s products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be receptive to our products. In addition, we intend to market our products as premium and super-premium products and to adopt a corresponding pricing model, which may not be accepted in new or existing markets. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

We maintain inventories of raw materials and finished products, and our inventories may spoil.

    Most of our finished products have an average shelf life of 18 to 24 months. Our raw materials, excluding raw milk, have an average shelf life of 12 months. Our inventory levels are based, in part, on our expectations regarding future sales. While we do not currently maintain large inventory levels for long periods, we may in future periods experience inventory buildup if our sales slow for any reason. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

In the past several years we have derived a significant portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

    In the fiscal year ended September 30, 2009, we have one customer Chengdu Luoling accounted for 22% of our sales. The sale from our five largest customers in the fiscal year ended September 30, 2009 amounted to $15.7 million which represented approximately 45% of our total sales. In fiscal year ended September 30, 2008, our three major customers, Chengdu Luoling, Harbin Huijiabei Food Co., Ltd. and Jiangxi Meilu Dairy Co., Ltd. accounted for approximately 48% of our net revenue, with each customer accounting for 24%, 13% and 11%, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

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

    Adverse medical research relating to milk and demand for milk could decrease the demand for our products. Periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow’s milk in the human diet. A study may be published or an announcement made concerning the healthfulness of cow’s milk which may result in a decrease in demand for dairy products in China.

We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

    Our operating results depend, in part, on our ability to deliver high quality products on a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorated, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation.

    Any quality problems associated with the milk powder produced by these suppliers would also affect our products’ quality and lead to negative publicity against us, adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share. For example, the recent melamine contamination incident in China has resulted in certain of our products being contaminated, impacting our brand and reputation.

We depend on suppliers for 2/3 of our raw milk and other raw materials,  a shortage of which could result in reduced production and sales revenues and/or increased production costs. We also may be exposed to the risks associated with failure in suppliers’ quality control.

    Raw milk is the primary raw material we use to produce our products. As we pursue our growth strategy, we expect raw milk demands to continue to grow. Though we have our own cow farm, 2/3 of our raw milk comes from milk farmers. Our raw milk supply is limited by the ability of the individual dairy farmers to provide raw milk in the amount and quality to meet our requirements. Raw milk production is, in turn, influenced by a number of factors that are beyond our control including, but not limited to, the following:

• seasonal factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production;

•    environmental factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, and, therefore, if environmental factors cause the quality of nourishment to decline, milk production could decline and we may have difficulty finding sufficient raw milk; and

•    governmental agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual dairy farms, and the numbers of dairy cows and quantities of milk they are able to produce.

    We purchase 2/3 of our raw milk from individual dairy farmers without long-term contractual arrangements and do not have guaranteed supply contracts with any of our raw material suppliers. Some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all.

    In addition to that, the supply of raw milk may be insufficient to meet demand which would limit our growth. In order to meet our projected needs, we expect that we will need to continue to increase the number of milk collection centers from which we source our raw milk and purchase cows. We cannot assure you that we will be able to acquire additional milk collection centers or that there will be sufficient supplies of raw milk from individual dairy farmers and cooperatives to be provided to any milk collection centers. If we are not able to renew our contracts with suppliers or find new suppliers to provide raw milk we will not be able to meet our production goals and our sales revenues will fall.  Any interruption in our supply of raw milk could materially and adversely affect our results of operations, financial condition and business prospects.

    If we are forced to expand our sources for raw milk as we attempt to implement our growth strategy, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain.  A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

    Even if we are able to source sufficient quantities of raw milk or our other raw materials to meet our needs, downturns in the supply of such raw materials caused by one or more of these factors could lead to increased raw material costs which we may not be able to pass on to the consumers of our products, causing our profit margins to decrease.

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly.

    The current policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits. The raw materials we use are subject to price fluctuations due to various factors beyond our control, including increasing market demand, inflation, severe climatic and environmental conditions, commodity price fluctuations, currency fluctuations, changes in governmental and agricultural regulations and programs and other factors. We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset these increased costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

We might face inventory write-down if milk powder inventory continues to increase and milk powder prices continue to decline.

    Due to the decline in the consumption of dairy based products in the PRC as a result of the melamine contamination incident and the significant increase in milk powder imports, there has been a nationwide inventory build up of domestically produced milk powder in the PRC. According to the Dairy Industry Association of China, as of March 31, 2009, surplus milk powder inventory in the PRC was estimated at 300,000 tons and is expected to continue to rise. Such inventory build up has caused a significant decline in milk powder prices. If milk powder inventory continues to rise and the milk powder prices continue to fall, we might face significant inventory write-down which will adversely affect our financial results.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

    Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Rodobo’s milk faces competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles and other special packaging which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than Rodobo, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of Rodobo are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by Rodobo. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

More mothers may breastfeed their babies rather than use our products, resulting in reduced demand for our products and adversely affecting our revenues.

    Our results of operations are affected by the number of mothers who choose to use our products rather than breastfeeding their babies. Much publicly available data suggests that breastfeeding has many health benefits for the baby that cannot be replicated by dairy-based infant formula products. Additionally, popular literature, cultural pressure, government policies and medical advice in China generally promote the benefits of breastfeeding. For example, on August 1, 2007, China’s Ministry of Health issued an Infant Feeding Strategy which promoted breastfeeding and requested all local relevant departments to publicize the benefits of breastfeeding through radio broadcasting, television and newspapers during World Breastfeeding Week, which took place in early August 2007. Thus, to the extent that private, public and government sources increasingly promote the benefits of breastfeeding, there could be a reduced demand for our products and our revenues could be adversely affected.

    In addition, we believe the recent melamine contamination incident has deteriorated customer confidence in the safety and quality of infant formula products and the number of mothers (and future mothers) who choose to breastfeed their babies may significantly increase. The overall market demand for infant formula products may slow or decline and any reduced demand for our products will negatively impact our revenues and growth prospects.

Inadequate property and general liability insurance expose Rodobo to the risk of loss of our property as well as liability risks in the event of litigation against the Company.

    Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Except for some property, automobile insurance and personal injury insurance, Rodobo and its subsidiaries do not carry enough property insurance, general liability insurance or product liability insurance to cover the full risks of our business operations. We do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property.
    As of the date of this report we have 1,140 cows with a value of approximately2.5 million. If a major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other fatal disease occurred, we could suffer substantial losses of such assets.

    In addition, we sell products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of our products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. In addition, we may recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. We would also have to incur defense costs, including attorneys’ fees, even if a claim is unsuccessful. We currently do not have liability insurance with respect to product liability claims. Any product liabilities claims could have a material adverse effect on its business, operating results and financial condition.

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches.

    Our products are manufactured in small batches with milk from the farms of local farmers. We may be unable to maintain the quality of our dairy products as we increase our production. Increased production levels may cause Rodobo to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of our products could damage Rodobo’s business, operations and finances.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

    Rodobo is subject to extensive regulation by China’s Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. Due to the recent melamine contamination in China, our industry has become more highly scrutinized. It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent To the extent that new regulations are adopted, Rodobo will be required to conform its activities in order to comply to such regulations, which may increase our costs and reduce our profitability. Our failure to comply with applicable laws and regulations could subject Rodobo to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and financial condition.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may disrupt our business and operations.

    Our business and operations could be materially and adversely affected by the outbreak of swine flu, avian influenza, severe acute respiratory syndrome, or SARS, or other similar adverse public health development. Recently, there have been reports on the occurrences of swine flu in various countries. Any prolonged recurrence of an adverse public health development may result in the temporary closure of businesses in China by the PRC government in order to avoid congregation in closed spaces to help prevent disease transmission. Such occurrences would disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian influenza, SARS or any other epidemic.

Any major outbreak of illness or disease relating to cows in China and in the regions in which we import milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder, and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

    A major outbreak of any illness or disease in cows in China and globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying our raw milk and milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder. Limited cases of bovine TB have occurred in several parts of China in the past. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

    Our future prospects are heavily dependent upon the continued service of our key executives, particularly Mr. Yanbin Wang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. We also rely on other senior executives, such Xiuzhen Qiao, our Chief Financial Officer. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key-man life insurance for any of our key executives.

    Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

    Competition for experienced management and research and development personnel in China is intense, and the availability of experienced, suitable and qualified candidates is limited. Competition for these individuals may require us to pay higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

We incur significant costs as a result of operating as a public company; our management will be required to devote substantial time to new compliance initiatives.

    Prior to the share exchange transaction in September 2008, our management had never operated a public company. As a public company with substantial operations, we will increase legal, accounting and other expenses. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is time-consuming and costly.

    Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. As a public company, we need to document, review, test and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors. Implementing any appropriate changes to our internal controls might entail substantial costs in order to add personnel and modify our existing accounting systems, take a significant period of time to complete, and distract our officers and employees from the operation of our business.  These changes might not, however, be effective in maintaining the adequacy of our internal controls, and could adversely affect our operating results and our ability to operate our business.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our Common Stock.

    We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Rodobo has been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

 Risks Relating to the Our Corporate Structure

    Our corporate structure, in particular our variable interest entity arrangements (the “VIE agreements”), are subject to significant risks, as set forth in the following risk factors.

We are a holding company that depends on cash flow from our operating subsidiary Harbin Rodobo, and our VIE Qinggang Mega to meet our obligations.

    After the consummation of the share exchange in September 30, 2008, we became a holding company with no material assets.  Currently, all our operations are conducted by Harbin Rodobo and Qinggang Mega.  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations.

We depend upon the VIE Arrangements in conducting our business in the PRC, which may not be as effective as direct ownership.

    Our affiliation with the Qinggang Mega is managed through several exclusive agreements between the Company and Qinggang Mega.  The VIE Arrangements may not be as effective in providing us with control over Qinggang Mega as direct ownership. The VIE Arrangements are governed by the PRC laws and provide for the resolution of disputes through court proceedings pursuant to the PRC laws. Accordingly, the VIE Arrangements would be interpreted in accordance with the PRC laws. If Qinggang Mega or its shareholders fail to perform the obligations under the VIE Arrangements, we may have to rely on legal remedies under the PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Arrangements.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

    A substantial part of our business are conducted through Qinggang Mega which currently is considered for accounting purposes as variable interest entities (“VIEs”), and we are considered the primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

The contractual arrangements between the Company and Qinggang Mega may result in adverse tax consequences.

    PRC laws and regulations emphasize the requirement of an arm’s length basis for transfer pricing arrangements between related parties. The laws and regulations also require enterprises with related party transactions to prepare transfer pricing documentation to demonstrate the basis for determining pricing, the computation methodology and detailed explanations. Related party arrangements and transactions may be subject to challenge or tax inspection by the PRC tax authorities.

    Under a tax inspection, if our transfer pricing arrangements between Qinggang Mega and us are judged as tax avoidance, or related documentation does not meet the requirements, Qinggang Mega and we may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purpose, of adjustments recorded by us, which could adversely affect us by (i) increasing Qinggang Mega’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

Our controlling shareholder has potential conflicts of interest with our company which may adversely affect our business.

    Mr. Yanbin Wang is the chairman and chief executive officer of our company and he owns 85% of the equity interest in Qinggang Mega. Mr. Wang has a duty of loyalty and care to us under U.S. laws when there are any potential conflicts of interests between our company and Qinggang Mega. We cannot assure you, however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, he may determine that it is in Qinggang Mega’s interests to sever the contractual arrangements with us, irrespective of the effect such action may have on us. In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Qinggang Mega is obligated to remit to us under the consulting services agreements.

    In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against us or our officers or directors whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against our assets and management, all of which are located in China.

We rely on the approval certificates and business license held by Qinggang Mega and any deterioration of the relationship between Qinggang Mega and us could materially and adversely affect the overall business operation of the Company

    Pursuant to the VIE Arrangements, a substantial part of our business in China will be undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by Qinggang Mega. There is no assurance that Qinggang Mega will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

    Further, our relationship with Qinggang Mega is governed by the VIE Arrangements, which are intended to provide us, through our indirect ownership of WFOE, with effective control over the business operations of Qinggang Mega.  However, the VIE Arrangements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations. Any entity of Qinggang Mega could violate the VIE Arrangements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Arrangements and, as a result, our operations, reputation, business and stock price could be severely harmed.

The exercise of our option to purchase part or all of the equity interests in the any entity of Qinggang Mega under the Option Agreement might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control the VIE entities and could result in actions by VIE entities that conflict with our interests.

    Our option agreement with Qinggang Mega gives us, the option to purchase all or part of the equity interests in Qinggang Mega, however, the option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Qinggang Mega, to be cancelled or invalidated.  Under the PRC laws, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction.  Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory. We can’t guarantee you that we can pass such examination and get the approval to acquire any entity of Qinggang Mega. If we are not able to purchase the equity of Qinggang Mega, then we will lose a substantial portion of our ability to control Qinggang Mega and our ability to ensure that Qinggang Mega will act in our interests.

Because we rely on the consulting services agreement with Qinggang Mega for part of our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

    We are a holding company and a substantial part of our business operations are conducted through the contractual arrangements between Qinggang Mega and us. As a result, we currently rely for approximately 10% of our revenues on consulting fees from Qinggang Mega pursuant to the consulting services agreement. The consulting services agreement may be terminated by written notice of Qinggang Mega or us in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) we terminates our operations; (d) Qinggang Mega’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.

    Additionally, we may terminate the consulting services agreement without cause. Because neither we nor our subsidiaries own equity interests of Qinggang Mega, the termination of the consulting services agreement would sever our ability to continue receiving payments from Qinggang Mega under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Risks Associated With Doing Business in China

Our operations and assets in China are subject to significant political and economic uncertainties over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

    Doing business outside the United States, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Changes in the PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

We derive all of our sales in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our business.

    All of our assets are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in China. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

    We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

    In addition, another obstacle to our operations in China is governmental, judicial and other corruption. There are significant risks that we will be unable to obtain necessary permits or licenses, or recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, as a result China’s underdeveloped and sometimes corrupt governmental and judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

    At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our Common Stock.

The PRC government’s recent measures to curb inflation rates could adversely affect future results of operations.

    In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  In April 2008, the change in China’s Consumer Price Index increased to 8.5% according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

    Recently, the government of China undertook various measures to alleviate the effects of inflation, especially with respect to key commodities. On January 16, 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk. Similarly, the government of China may conclude that the prices of infant formula or other of our products are too high and may institute price controls that would limit our ability to set prices for our products as we might wish. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and, accordingly, the price of our common stock.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

    Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar.  Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

    Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

    All of our sales revenue and expenses are denominated in the Chinese currency, Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

    Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, our PRC operating subsidiaries, borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

    The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay the interest and principal on the Notes, pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

    The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

    On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

    Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

    If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock.

    Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

    It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance. In addition to that, we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

    We are subject to extensive regulation by China’s Agricultural Ministry, and by other provincial and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, provincial and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required, possibly at considerable expense, to adjust our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Under the New EIT Law, we may be classified as a “resident enterprise” of China, which would likely result in unfavorable tax consequences to us and our non-PRC shareholders.

    Under China’s Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, which became effective in 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  Under the implementing rules of the New EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise.  Because the New EIT Law and its implementing rules are new, it is unclear how tax authorities will determine tax residency based on the facts of each case.

    If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” such dividends may be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 and 2009 tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

    If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.  In addition, we have not accrued any tax liability associated with the possible payment of dividends to our U.S. parent company. Such a tax would be an added expense appearing on our income statement, which would reduce our net income.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

    We have obtained trademark registrations for the use of our trade name “Rodobo”, which has been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademark is important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formula and thus gain a competitive advantage.

    Rodobo has no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing competitive product lines. In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our key employees, licensing partners, third-party producers, consultants, agents and other organizations to which we disclose our proprietary information. Any breach of confidentiality by our executives or employees having access to our formula could result in our competitors gaining access to such formula. The ensuing competitive disadvantage could reduce our revenues and our profits. The actions we have taken to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. As a result, third parties may use the intellectual property or proprietary technologies that we have developed and compete with us, which could have a material adverse effect on our business, financial condition and operating results.

    PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or many other countries. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert management attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse impact on our business, financial condition and results of operations.

Because our principal assets are located outside of the United States and all of our directors and our officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

    All of our officers and directors will reside outside of the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

    The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. In addition, all of our subsidiaries and VIE that are incorporated in China are subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with third parties.

    The Chinese government has enacted significant laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

    We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.  As a result of the new law, the Company has had to reduce the number of hours of overtime its employees can work, substantially increase the salaries of its employees, provide additional benefits to its employees, and revise certain other of its labor practices. The increase in labor costs has increased the Company’s operating costs, which increase the Company has not always been able to pass through to its customers. As a result, the Company has incurred certain operating losses as its cost of manufacturing increased.  In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We must comply with the Foreign Corrupt Practices Act.

    We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

    On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

    In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

    The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises (“WFOE”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, WFOE is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

    Furthermore, if our consolidated subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our Common Stock. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

    The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

Our bank accounts are not insured or protected against loss.

    We maintain our cash with various banks located in China. Our cash accounts are not insured or otherwise protected. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank.

Risks related to an investment in our common stock

Shares of our Common Stock lack a significant trading market.

    Our Common Stock trades on over-the-counter bulletin board market (OTCBB) under the symbol “ROBO.OB”. This market tends to be highly illiquid. There can be no assurance that an active trading market in our Common Stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTCBB as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. The price at which investors purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of Common Stock at or above their purchase price, which may result in substantial losses.

The limited public trading market may cause volatility in our stock price.

    The quotation of our Common Stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our Common Stock is thus and will be subject to significant volatility. Sales of substantial amounts of our Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our Common Stock.

The market price for our stock may be volatile.

    The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	liquidity of the market for the shares;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of other pharmaceutical companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar;
•	intellectual property litigation;
•	our dividend policy; and
•	general economic or political conditions in China.

    In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

Our Common Stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

    Our Common Stock, which is currently quoted for trading on the OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended. If at any time we have net tangible assets of $5,000,000 or less and our shares of Common Stock have a market price per share of less than $5.00, transactions in our Common Stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our Common Stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have the right to issue up to 30,000,000 shares of “blank check” preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

    Our certificate of incorporation provides that we may issue up to 30,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our common stock.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

    We have never paid cash dividends on our Common Stock and we do not plan to declare or pay any cash dividends on our shares of Common Stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

Item 2.  Description of Property.

    Under the current PRC law, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other uses. The term is renewable in theory. Unlike the typical case in Western nations, granted land must be used for the specific purpose for which it was granted.

    Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use grassland of 2,400 acre until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately US$3.2 million). Qinggang Mega was also obligated to pay a one-time relocation compensation in the amount of RMB 2.0 million (approximately US$0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009.

    On July 1, 2004, Rodobo entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. (“Jinniu”) to lease its production facilities in Qinggang, Heilongjiang. Under this lease agreement, Harbin Rodobo is obligated to pay RMB1,000,000 (approximately US$146,398) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010. On April 1, 2005 and April 1, 2006, Harbin Rodobo and Jinniu amended the lease agreement. The lease term was extended to July 6, 2030 and effective on July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$87,839), payable in two installments each year. Under the amended agreement, Harbin Rodobo is also required to make a minimum of RMB 400,000 (approximately US$58,317) for annual improvements or betterment to the leased facility when the new lease term becomes effective.

    We also have a lease agreement for our office building in Harbin which has an area of 300 square meters and the lease will expire in 2012. We are obligated to pay RMB 480,000 (approximately US$69,980) per year under the office lease.

    As of September 30, 2009, Qinggang Mega made a total down payment of RMB 61,000,000 (approximately US$8,935,988) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 82,635,885 (approximately US$12,105,463). As of September 30, 2009, Harbin Rodobo also made down payment of $1,025,441 to purchase certain equipment. As of September 30, 2009, the equipment has not been received, the site construction has not been completed and part of land has not been put into use. We expect to receive the government certification related to the land in late 2010.

Item 3.  Legal Proceedings.

    From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    Our shares of common stock began quotation on the Over-the-Counter Bulletin Board on November 2, 2004, and are currently quoted under the symbol “RDBO.OB”.  The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for the Company’s common stock as reported on the OTC Bulletin Board. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. Effective on November 12, 2008, the Company effected a reverse stock split of 37.4 to 1. The prices below reflect the price per share adjusted for the reverse split.

FISCAL YEAR ENDED SEPTEMBER 30, 2008	High	Low
First Quarter Ended December 31, 2007	$8.60	$2.78
Second Quarter Ended March 31, 2008	$2.78	$2.43
Third Quarter Ended June 30, 2008	$2.43	$1.39
Fourth Quarter Ended September 30, 2008	$1.39	$1.04

FISCAL YEAR ENDED SEPTEMBER 30, 2009	High	Low
First Quarter Ended December 31, 2008	$3.00	$0.01
Second Quarter Ended March 31, 2009	$4.50	$0.75
Third Quarter Ended June 30, 2009	$4.50	$4.00
Fourth Quarter Ended September 30, 2009	$4.00	$1.50

    On January 6, 2010, the per-share closing price of our Common Stock, as reported by the OTC Bulletin Board, was $2.65.

Record Holders

    As of December 31, 2009, a total 16,216,717 shares of Common Stock were issued and outstanding.

    As of December 31, 2009, there were 309 stockholders of record of our Common Stock. Our registrar and transfer agent is Pacific Stock Transfer Company. Their address is 500 E. Warm Springs Rd., Suite 240, Las Vegas, NV 89119, U.S.A., telephone: (702) 361-3033.

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

Securities Authorized for Issuance under Equity Compensation Plans

    None

Repurchases of Equity Securities

    None

Recent Sales of Unregistered Securities

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

Item 6.  Selected Financial Data.

    We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Rodobo International, Inc. for the fiscal years ended September 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

    We are a leading producer and distributor of powdered milk formula products and one of the largest non-state-owned dairy companies in China. Our primary products including formula milk power for infants and children sold under the brand name of “Rodobo” and “Peer”, and formula milk power for the middle-aged and the elderly sold under the brand name of “Healif”. We also produce and market raw whole milk powder which is used to produce ice-cream, candies, baked food, instant beverages, nutritional food and fast food. Our primary operations are conducted through our subsidiary Harbin Rodobo. In July 2009, we started our own cow farm through our VIE Qinggang Mega and currently we have 1,140 cows providing 22 tons of raw milk per day to Harbin Rodobo for further processing. On November 9, 2009, Harbin Tengshun Technical Development Ltd., Co., was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

Results of Operations

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

The following table sets forth the statement of operations and each category as a percentage of net sales:

	Years Ended September 30,				Change
	2009	% of sales	2008	% of sales	$	%

Net sales	$34,690,987	100.0%	$22,141,967	100.0%	$12,549,020	56.7%
Cost of goods sold	17,089,006	49.3%	11,701,134	52.8%	5,387,872	46.0%

Gross profit	17,601,981	50.7%	10,440,833	47.2%	7,161,148	68.6%

Operating expenses:
Distribution expenses	9,790,602	28.2%	4,223,722	19.1%	5,566,880	131.8%
General and administrative expenses	1,454,994	4.2%	997,565	4.5%	457,429	45.9%

Total operating expenses	11,245,596	32.4%	5,221,287	23.6%	6,024,309	115.4%
					-
Operating income	6,356,385	18.3%	5,219,546	23.6%	1,136,839	21.8%

Subsidy income	438,971	1.3%	98,627	0.4%	340,344	345.1%
Other (expenses) income	236	0.0%	10,427	0.0%	(10,190)	-97.7%

Income before income taxes	6,795,593	19.6%	5,328,600	24.1%	1,466,993	27.5%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$6,795,593	19.6%	$5,328,600	24.1%	1,466,993	27.5%

Other comprehensive income:
Foreign currency translation adjustment	(42,274)	-0.1%	723,826	3.3%	(766,100)	-105.8%

Comprehensive income	$6,753,319	19.5%	$6,052,426	27.3%	700,893	11.6%

Net Sales:

    Net sales for the fiscal year ended September 30, 2009 were $34.7 million, an increase of approximately $12.5 million or 56.7%, compared to net sales for the fiscal year ended September 30, 2008. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the 9 provinces and Beijing in which we currently sell products. The increase was also attributed to the launch of a new product series called “Healthy Elderly” under our adult formula product line in October 2008. Since then all our products under adult formula product line are sold under the brand name of “Healthy Elderly”. Due to the popularity of Healthy Elderly among our customers, sales generated from adult formula product line increased by approximately $2.5 million from $3.9 million in the fiscal year ended September 30, 2008 to $6.4 million in the fiscal year ended September 30, 2009. We also launched another new product series called “Peer” under our baby/infant formula product line in July 2009. Sales generated from Peer product series were approximately $0.7 million for the fiscal year ended September 30, 2009.

Cost of Goods Sold:

    Cost of goods sold increased approximately $5.4 million, or 46.0% from $11.7 million for the year ended September 30, 2008 to $17.1 million for the year ended September 30, 2009. This increase was primarily attributable to the sales increase over periods and the increase in cost of raw materials.

Gross Profit:

    Our gross profit increased approximately $7.2 million for the fiscal year ended September 30, 2009, and went up 68.6% compared to the gross profit for the fiscal year ended September 30, 2008. The overall gross profit margin had improved from 47.2% in the fiscal year ended September 30, 2008 to 50.7% in the fiscal year ended September 30, 2009.

    The improvement of our gross profit margin was mainly driven by the shift from low-margin products such as Whole Milk Powder Formula to high-margin products such as Baby/Infant Formula, and Healthy Elderly over these periods. Our Whole Milk Powder Formula product line historically had a relatively lower gross margin (11-16%) than other product lines. Sales from Whole Milk Powder Formula were 22.8% of total sales in the fiscal year ended September 30, 2009 compared to 32.4% in the fiscal year ended September 30, 2008. Our Baby/Infant Formula product line historically had a relatively higher gross margin (62-66%). Sales from Baby/Infant Formula were 58.8% of total sales in the fiscal year ended September 30, 2009 compared to 44.2% in the fiscal year ended September 30, 2008. The newly launched product line “Healthy Elderly” achieved sales of $6.4 million in the fiscal year ended September 30, 2009, 18.4% of total sales. Gross margin for Healthy Elderly was 52.8% for the fiscal year ended September 30, 2009.

Operating expenses:

    Operating expenses for the fiscal year ended September 30, 2009 were $11.2 million, an increase of approximately $6.0 million or 115.4% compared to the fiscal year ended September 30, 2008. Operating expenses as a percentage of net sales increased from 23.6% in 2008 to 32.4% in 2009.

    Distribution expenses increased by approximately $5.6 million, and went up 131.8% for the fiscal year ended September 30, 2009, compared with the figure for the fiscal year ended September 30, 2008. The increase was mainly due to an increase of $5.2 million in distribution expense reimbursements as a result of sales increases and market expansion. The increase was also attributed to an increase of $0.2 million in freight costs and an increase of $0.1 million in salaries.

    General and administrative expenses increased by $0.5 million, or approximately 45.9%, from $1.0 million for the fiscal year ended September 30, 2008 to $1.5 million for the fiscal year ended September 30, 2009. The increase was primarily due to $0.3 million of incremental expenses incurred by our subsidiaries, Cayman Mega, Harbin Mega and our VIE, Qinggang Mega. The increase was also attributed to $0.3 million of stock-based compensation expenses in the fiscal year ended September 30, 2009. On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. We did not incur stock-based compensation expenses in the fiscal year ended September 30, 2008.

    Overall, due to the increase in net sales and the improvement in gross profit margin, offsetting by the increase in operating expenses, we realized a 21.8% increase (approximately $1.1 million) in income from operations in the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008.

Income Tax:

    Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2009. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. The estimated tax savings amounted to $1,698,898 and $1,379,856 for the years ended September 30, 2009 and 2008, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $1.01 to $0.76 for the year ended September 30, 2009 and $3.71 to $2.75 for the year ended September 30, 2008.

Net Income:

    We achieved $6.8 million of net income for the fiscal year ended September 30, 2009, an increase of $1.5 million (approximately 27.5%) compared with $5.3 million for the fiscal year ended September 30, 2008. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to an increase of $0.34 million (approximately 345.1%) of subsidy income from the government, from $0.1 million for the fiscal year ended September 30, 2008 to $0.44 million for the fiscal year ended September 30, 2009.

Foreign Currency Translation Adjustments:

    Foreign currency translation adjustments for the fiscal year ended September 30, 2009 were $0.04 million, a decrease of $0.8 million or 105.8% compared to the amount for the fiscal year ended September 30, 2008. The decrease was primarily due to the stronger US dollar against the RMB Yuan during the fiscal year ended September 30, 2009 and the weaker US dollar against the RMB Yuan during the fiscal year ended September 30, 2008. The exchange rate was 6.83 RMB per US Dollar at September 30, 2009 versus 6.79 RMB per US Dollar at September 30, 2008 and 7.49 RMB per US Dollar at September 30, 2007.

Loans to Related Parties:

    In January 2009, the Company loaned RMB 8.1 million (approximately US$1.2 million) to Mr. Yanbin Wang  and Mr. Xuelong Wang for them to acquire the equity interests in Qinggang Mega. Mr. Yanbin Wang  and Mr. Xuelong Wang. pledged to the Company their equity interest in Qinggang Mega for the repayment of the loans. The transaction, including the loan, was made solely in order for the Company to obtain government tax preferential treatment in the wake of the powered-milk contamination scandal in China, and not for any personal interest of the shareholders. By transferring ownership to PRC citizens, Qinggang Mega became a PRC domestic company and is qualified to obtain tax preferential treatment which are granted to the PRC domestic company opposed to a subsidiary owned by a foreign company. The loans bear no interest. The loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a Variable Interest Entity, during consolidation. As of September 30, 2009, the total amount of interest-free loans to Mr. Yanbin Wang and Mr. Xuelong Wang. was RMB $8.1 million (approximately US$1.2 million).

Loans from Related Parties:

    During the ordinary course of business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The borrowings are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $18,079 as of September 30, 2009 and September 30, 2008, respectively. The $1,185,062 loans as of September 30, 2009 are expected to be paid by September 30, 2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the fiscal years ended September 30, 2009 and 2008:

	Years Ended September 30,
	2009	2008

Net cash provided by operating activities	3,611,060	7,164,959

Net cash used in investing activities	(6,799,459)	(7,646,652)

Net cash provided by financing activities	4,171,998	1,077,182

Effect of exchange rate changes on cash and cash equivalents	(2,370)	30,239

Net increase in cash and cash equivalents	981,229	625,728

Cash and cash equivalents, beginning of period	659,030	33,302

Cash and cash equivalents, end of period	$1,640,259	$659,030

    Our cash balance increased by $0.98 million to $1.64 million on September 30, 2009, as compared to $0.66 million on September 30, 2008. The increase was mainly attributable to net cash provided by operating activities of $3.6 million, net cash provided by financing activities of $4.2 million, offset by net cash used in investing activities of $6.8 million in the fiscal year ended September 30, 2009.

Net Cash Provided by Operating Activities

    For the fiscal year ended September 30, 2009, we generated approximately $3.6 million in cash from operating activities, compared with $7.2 million generated in cash from operating activities for the fiscal year ended September 30, 2008. The decrease in net cash flows provided by operating activities was attributable primarily to the increase in net income of $1.5 million, offset by an increase in accounts receivable and other receivables of $0.4 million, an increase in inventory of $1.2 million, a decrease in accounts payable and other payable of $1.3 million and a decrease in advances from customers of $2.2 million.

Net Cash Used in Investing Activities

    We usually finance our operations from funds generated by operating activities. For the fiscal year ended September 30, 2009, we spent $6.8 million in investing activities, compared with $7.6 million in investing activities for the fiscal year ended September 30, 2008. This decrease was primarily due to $2.6 million of deposits on land and equipment in connection with the construction of Qinggang Mega’s new dairy farm, compared to $10.4 million of such deposits for the fiscal year ended September 30, 2008, offset by $2.6 million of purchase of biological assets and $1.0 million of deposits on biological assets. Biological assets consist of dairy cows we breed in the Company’s pastures for milking purposes. In June 2009, Qinggang Mega acquired dairy cows for a total amount of $2.6 million. As of September 30, 2009, we also made a down payment of $1.0 million to purchase additional dairy cows, which we expect to receive in January 2010.

Net Cash Provided By Financing Activities

    For the fiscal year ended September 30, 2009, approximately $4.2 million was provided by financing activities, compared with approximately $1.1 million provided by financing activities for the fiscal year ended September 30, 2008. This increase in net cash from financing activities was primarily due to the receipt of a $3.0 million investment associated with an investment agreement that we entered into with an investor on September 30, 2008 and received in October 2008 and due to $1.2 million of loans from our principal shareholders to temporarily finance our working capital needs.

Outlook

    Over the next twelve months, we intend to pursue our primary objective of increasing market share in China diary industry. We are also evaluating acquisition and consolidation opportunities in China’s fragmented dairy industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. We usually finance our operations from funds generated by operating activities. However, in addition to funds available from operations, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

    As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation

    In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Cayman Mega, Harbin Mega, Harbin Rodobo and the VIE, Qinggang Mega. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

RISKS OF LOSSES- The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

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

SUBSEQUENT EVENTS - The Company has evaluated subsequent events that have occurred through the filing date and has determined there were no material events since the balance sheet date of this report.

CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

ACCOUNTS RECEIVABLE - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision.

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

The Company periodically reviews the carrying value of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognized an impairment loss equal to the amount by which the carrying value exceeded the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of September 30, 2009.

BIOLOGICAL ASSETS

Immature biological assets – Biological assets consist of dairy cows held in the Company’s pastures for milking purposes. Immature biological assets are recorded at cost, including acquisition costs and feeding costs, incurred in bringing the asset to its intended productive state. Once the asset reaches productive state, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

Mature biological assets – Mature biological assets are recorded at cost. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful live of the mature biological assets of 7 years using the straight-line method. The estimated residual value of biological assets is 25%. Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded in the fiscal years ended September 30, 2009 and 2008.

REVENUE RECOGNITION - The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company does not provide customers with rights to return merchandise.

The Company’s products are sold primarily through two sources: formulated powdered milk products are sold through distributors throughout China, and bulk powdered milk products are sold directly to other packaging plants. Generally, formulated powdered milk products are delivered upon receipt of payments from distributors and revenue is recognized upon delivery of products. For some distributors with a good credit history, the Company also provides credit sales with a 90-day term. For bulk powdered milk products, all deliveries are made upon receipt of payments from end users and revenue is recognized upon delivery of products.

ADVANCE FROM CUSTOMERS - Revenue from the sale of goods is recognized when goods are delivered. Receipts in advance for goods to be delivered in the subsequent year are carried forward as deferred revenue.

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $494,148 and $198,568 for the years ended September 30, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION – The Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under the fair value recognition provisions of ASC 718, the Company is required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

EMPLOYEE BENEFIT COSTS - Mandatory contributions are made to the Chinese Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

EARNINGS PER SHARE - The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of September 30, 2009 and 2008, the exchange rate was 6.83 and 6.79 RMB per US Dollar, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of September 30, 2009 and 2008 due to the relatively short-term nature of these instruments.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK - The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company’s operating results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NEW ACCOUNTING PRONOUNCEMENTS – In June 2009, the FASB issued ASC 105,  “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on the Company’s results of operations or financial position.
In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” to improve financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 will be effective as of the beginning of each reporting entity’s first Annual Reporting period that begins after November 15, 2009, for interim periods within the first Annual Reporting period, and for interim and Annual Reporting periods thereafter. Earlier application is prohibited. The Company does  not expect the adoption of ASC 810 to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, (“ASC 855”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of ASC 820 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results of operations.

Issuance of Common Stock

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

    We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.  Financial Statements.

    Our Consolidated Financial Statements and Notes thereto and the report of Friedman LLP and Bagell, Josephs, Levine & Company, LLC, our independent registered public accounting firms, are set forth on pages F-1 through F-20 of this Report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    On September 30, 2008, in connection with the acquisition of Mega, the Company terminated the services of Bernstein & Pinchuk LLP, as the Company’s independent auditor. Bernstein & Pinchuk LLP performed the audits for the year ended December 31, 2007, which report did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles but did carry a modification as to going concern. During the Company’s most recent fiscal year and during any subsequent interim period prior to Bernstein & Pinchuk LLP’s termination as the Company’s independent auditors, there were no disagreements with Bernstein & Pinchuk LLP with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-K. On September 30, 2008, the Company provided Bernstein & Pinchuk LLP with a copy of this disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

    A letter from Bernstein & Pinchuk LLP was provided on September 30, 2008 and was filed as exhibit 16.1 to the Company’s Current Report on Form 8-K/A on November 5, 2008.

    On September 30, 2008, the Company’s board of directors approved the engagement of the firm of Bagell, Josephs, Levine & Company, LLC (“BJL”) as the Company’s independent auditors. During the Company's two most recent fiscal years or any subsequent interim period prior to engaging BJL, the Company had not consulted BJL regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K.

    On January 8, 2010, the Company was notified that the audit practice of BJL was combined with Friedman LLP (“Friedman”) effective as of January 1, 2010. On January 8, 2010, BJL resigned as the independent registered public accounting firm of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, Friedman was engaged as the Company’s independent registered public accounting firm.

    During the two years ended September 30, 2009 and from September 30, 2009 through the engagement of Friedman as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted Friedman with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding (i) the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the financial statements and Friedman did not provide a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K (“Regulation S-K”) promulgated by the Securities and Exchange Commission (the “SEC”), with BJL, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

    BJL performed audits of the Company’s consolidated financial statements for the year ended September 30, 2008. BJL’s report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the two years ended September 30, 2009, and from September 30, 2009 through the January 8, 2010, there were no (i) disagreements between the Company and BJL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BJL, would have caused BJL to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

    BJL has furnished a letter addressed to the SEC dated January 11, 2010, and was filed as exhibit 16.1 to the Company’s Current Report on Form 8-K/A on January 12, 2010.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Management’s Report on Internal Control over Financial Reporting

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.    The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

    The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting at September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2009, the Company’s internal control over financial reporting was effective.

    This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our Company to provide only management’s report in this Annual Report.

Limitations on the Effectiveness of Controls

    Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of September 30, 2009 are as follows:

Name	Age	Position(s) Held
Yanbin Wang	37	President, Chief Executive Officer and Chairman of the Board
Xiuzhen Qiao	36	Chief Financial Officer, Corporate Secretary and Director
James Hu	36	Independent Director
Jie Li	40	Independent Director
Zhiqiang E	38	Independent Director

    The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of our Board of Directors.

    There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.  There are no family relationships between any of our directors or executive officers.

Yanbin Wang

    Yanbin Wang has been serving as our President, Chief Executive Officer and Chairman of the Board since September 30, 2008. Mr. Wang has been the Chairman of the Board and General Manager of Harbin Rodobo since 2002. Prior to that, he was founder and General Manger of Harbin Jinyu Maltose Syrup Co., Ltd (“Jinyu”) from 1997 to 2003. Jinyu has been one of the leading maltose syrup suppliers in China since 1998. Mr. Wang obtained his EMBA in Economy Management from Tsinghua University in 2007, and he obtained his bachelor’s degree from Harbin Light Industry College.

Qiao, Xiuzhen

    Xiuzhen Qiao has been serving as our Director and Chief Financial Officer since September 30, 2008 and Corporate Secretary since November 2009. Ms. Qiao has more than 10 years of experience in accounting and corporate finance areas. Prior to joining Rodobo in 2007, she was the Chief Financial Officer of Harbin Runtong Group, a private company engaged in consumer beverages. Ms. Qiao started her career as an accountant at the Runtong Group in 1996. She studied at the Harbin Institute of Technology, majoring in management. Prior to that, she studied at the Harbin Childcare Training School.

Hu, James

    James Hu has been serving as our director since December 3, 2009. Mr. Hu has been a director of General Steel Holdings Inc. (NYSE: GSI) since February 2009.  Mr. Hu is currently Head of Credit Analysis at Standard Chartered Bank (China) Limited, where he manages risk assessment on large Chinese state owned entities and private companies. Mr. Hu has been employed by Standard Chartered Bank (China) Limited since April 2006.  Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the U.S. before moving on to hold management positions at both U.S. and China-based firms, with significant experience in mergers and acquisitions analysis and Sarbanes-Oxley implementation. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant.

Li, Jie

    Jie Li has been serving as our director since December 3, 2009. Mr. Li has served as the Chief Financial Officer of China Automotive Systems Inc. (NASDAQ: CAAS) since September 2007 and prior to that position he served as the Corporate Secretary from December 2004. Prior to joining China Automotive Systems Inc. in September 2003, Mr. Li was the Assistant President of Jingzhou Jiulong Industrial Inc from 1999 to 2003 and the general manger of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor’s degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute.

E, Zhiqiang

    Zhiqiang E has been serving as our director since November 16, 2009. He graduated in June 1996 from Northeast Agriculture University of Food Science. He worked at Heilongjiang Dairy Industry Technology Development Center, Test Factory, the predecessor of Heilongjiang Dairy Group Co. Ltd from September 1996 to May 1997. In 1996, he engaged in establishment of National Dairy Engineering Technology Research Center as manager of several projects until 1999. One of these projects Non Dairy Based (Soy Protein) Infant Formula Series Food was awarded with Major Science & Technology Benefit of Heilongjiang Province. While in National Dairy Testing Center, he was in charge of reviewing Industrial Production License of National Infants Formula Milk Powder, and responsible for interpretation for all issues in review. National Dairy Standardization Center is under centralized management of industry standardization. During 2002 and 2006, he was in charge of preparing and revising of 19 standards in connection with dairy products, production and quality inspection, among which one is international standard, 13 national standards, and 5 industry standards and codes.  At present, he serves as director of Division of Regulations at National Dairy Testing Center, assisting National Bureau of Quality Inspection in dealing with technical problems in production of dairy products.

Key Employees

    Below are the biographies of certain key non-officer employees of our company:

Liu, Songbin, Chief Production Officer, 52

    Mr. Liu has served as the Chief Production Officer since 2004. Previously Mr. Liu was the director of supply in Harbin Jinxin Dairy Company. Prior to 1993, he was the director of supply in Harbin Hunan Textile Co. Ltd.

Qi, Junna, Chief Marketing Officer, 34

    Ms. Qi has served as CMO since 2006. From 2004 to 2005, Ms. Qi was the Sales Manager in Shandong Songfu Co., Ltd. From 2002 to 2003, Ms. Qi was the Sales Manager in Shanghai Huaguan Dairy Co., Ltd. Ms. Qi graduated with a Finance Degree from the Fujian Institute of Media and Broadcast in 1997.

Involvement in Certain Legal Proceedings

    None

Code of Conduct and Ethics

    We have not adopted a code of ethics or a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, or to persons performing similar functions. We intend to adopt a code of ethics or a code of conduct during the fiscal year of 2010.

Corporate Governance

Board of Directors

    We have five members serving on our Board of Directors, of which three are independent directors. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Director Independence

    Our board has determined that each of Jie Li, James Hu, and Zhiqiang E are independent directors within the meaning of applicable NASDAQ Stock Market and SEC rules. As of the date of this 10-K, our common stock is traded on the OTC Bulletin Board. The OTC Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Committees of the Board of Directors

Audit Committee

    The board of directors has an Audit Committee, which is comprised of James Hu (Chairman), Jie Li and Zhiqiang E. The board of directors has examined the composition of the Audit Committee in light of the regulations under the Exchange Act and the current listing standards and regulations of the NASDAQ Stock Market LLC applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning SEC and NASDAQ regulations. Mr. Hu qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

    The board of directors is in the process of preparing a written charter for the Audit Committee that sets forth the foregoing and further defined the duties and responsibilities of the Audit Committee.

Compensation Committee

    The board of directors has a Compensation Committee, which is comprised of Jie Li (Chairman), James Hu and Zhiqiang E, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, if any, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors is in the process of preparing a written charter for the Compensation Committee that sets forth the foregoing and further defined the duties and responsibilities of the Compensation Committee.

Nominating and Corporate Governance Committee

    The board of directors has a Nominating and Corporate Governance Committee, which is comprised Zhiqiang E (Chairman), Jie L and James Hu. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors is in the process of preparing a written charter for the Nominating and Corporate Governance Committee that sets forth the foregoing and further defined the duties and responsibilities of the Nominating and Corporate Governance Committee.

Audit Committee Financial Expert

    The board of directors has an Audit Committee, which is comprised of James Hu, Jie Li and Zhiqiang E. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. James Hu qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities (“ten percent stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are charged by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

    Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year ended on September 30, 2009, our officers, directors and ten percent stockholders are in compliance with Section 16(a).

Item 11.  Executive Compensation.

    The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended September 30, 2009 and 2008.  Individuals we refer to as our “named executive officers” include our Chief Executive Officer, Chief Financial Officer, and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended September 30, 2009 and 2008.

    All the executive officers were paid in RMB and the amounts reported in this table have been converted from Renminbi to U.S. dollars based on the September 30, 2009 conversion rate of RMB 6.8290 to $1.00.

SUMMARY COMPENSATION TABLE

Name and principal position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yanbin Wang	14,643.43	--	--	--	--	--	--	14,643.43
	14,643.43	--	--	--	--	--	--	14,643.43
Xiuzhen Qiao	14,643.43	--	--	--	--	--	--	14,643.43
	14,643.43	--	--	--	--	--	--	14,643.43

    No other officer of the Company has received any compensation during the last fiscal year that exceeds $100,000. No options or rights were granted to any employee, executive officer or director of the Company during the last fiscal year.

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

Grants of Plan-Based Awards
None

Outstanding Equity Awards at Fiscal Year-End
None

Option Exercise and Stock Vested
None

Pension and Retirement Plans

    Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees.  As required by China law, the Company contributes to the “insurance and public housing funds” program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Nonqualified Deferred Compensation

    We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation of Directors

    As of the date of this report, Mr. Yanbin Wang and Ms. Xiuzhen Qiao are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

    Under the term of oral agreements with James Hu, Jie Li and Zhiqiang E, we issue 15,000 shares of Common Stock per year to James Hu, 15,000 shares to Jie Li and 10,000 shares to Zhiqiang E as compensation for their services to us.

    As of the date of this report, we have no formal written arrangements or agreements to compensate our directors for services they provide as directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Employment Agreements

    As the date of this report we do not have any employment agreements in place with our officers or key employees other than those standard agreements the Company’s Chinese subsidiaries entered into with each employee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    The table sets forth below certain information regarding the beneficial ownership of our common stock as of December 31, 2009, based on 16,216,717 aggregate shares of common stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

    Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Rodobo International, Inc. 380 Changjiang Road Nangang District, Harbin, PRC 150001.

    All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of December 31, 2009, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class as of
Yanbin Wang	3,000,000	18.5%
Xiuzhen Qiao	100,000	*
Zhiqiang E	10,000	0%
Jie Li	15,000	0%
James Hu	15,000	0%
Dream High Limited(3)	2,950,000	18.25%
China Reinv Partners, L.P.	2,727,273	16.8%
All Directors and Officers as a group (5 persons)	3,140,000	19.4%

*	Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o 380 Changjiang Road, Nangang District, Harbin, PRC.
(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(3)	Dream High Limited is 100% owned by Weihua Zhao.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

    Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer owns 85% of the equity interest in the Qinggang Mega. In January 2009, the Company loaned RMB 8.1 million (approximately US$1.2 million) to Mr. Yanbin Wang  and Mr. Xuelong Wang for them to acquire the equity interests in Qinggang Mega. The transaction, including the loan, was made solely in order for the Company to obtain government tax preferential treatment in the wake of the powered-milk contamination scandal in China, and not for any personal interest of the shareholders. The loans bear no interest. The Qinggang shareholders have pledged their shares in the Qinggang Mega as collateral for non-payment of loans and for fees on consulting services due to the Company. As of September 30, 2009, the total amount of interest-free loan to the shareholders of the Qinggang Mega was RMB $8.1 million (approximately US$1.2 million).

    On January 1, 2009, Harbin Mega entered into a series of VIE Agreements with Qinggang Mega and its two shareholders, pursuant to which Harbin Mega effectively assumed management of the business activities of Qinggang Mega and has the right to appoint all executives and senior management and the members of the board of directors of Qinggang Mega.  The VIE agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which Harbin Mega has the right to advise, consult, manage and operate Qinggang Mega for an annual fee in the amount of Qinggang Mega’s yearly net profits after tax.  Additionally, Qinggang Mega’s shareholders have pledged their rights, titles and equity interest in Qinggang Mega as security for Harbin Mega to collect consulting and services fees provided to Qinggang Mega through an Equity Pledge Agreement.  In order to further reinforce Harbin Mega’s rights to control and operate Qinggang Mega, Qinggang Mega’s shareholders have granted Harbin Mega an exclusive right and option to acquire all of their equity interests in Qinggang Mega through an Option Agreement.  Through these contractual arrangements, Harbin Mega has the ability to substantially influence Mega Profit’s daily operations and financial affairs, appoint  its senior executives and approve all matters requiring stockholders’ approval. Qinggang Mega started its operation as a dairy farm in July 2009 and provides raw milk to Harbin Rodobo for further processing. As of the date of this report Qinggang Mega provides raw milk only to the Company.

    During the ordinary course of business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The borrowings are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $18,079 as of September 30, 2009 and September 30, 2008, respectively. The $1,185,062 loans as of September 30, 2009 are expected to be paid by September 30, 2010.

    To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Review, Approval or Ratification of Related Party Transactions

    Our Board of Director is responsible for reviewing all “Related Person Transactions” as defined by Item 404 of Regulation S-K of the rules promulgated by the SEC. Directors and executive officers are responsible for bringing a potential Related Person Transaction to the attention of our Board.

    In reviewing a related person transaction, the Board will, after reviewing all material information regarding the transaction, take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.  Principal Accountant Fees and Services.

    On September 30, 2008, the Company retained Bagell, Josephs, Levine & Company, LLC, which was combined with Friedman LLP effective as of January1, 2010, as independent auditors to audit our financial statements for the fiscal year ended September 30, 2009. Prior to that, Bernstein & Pinchuk LLP had served as our independent auditor.

    The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended September 30, 2009 and September 30, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	September 30, 2009	September 30, 2008
Audit Fees	$97,500	$80,000
Audit Related Fees	$5,000	$5,000
Tax Fees	$0	$0
All Other Fees	$0	$0
TOTAL	$102,500	$85,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
3.1	Articles of incorporation (incorporated by reference to Exhibit 3.1 of Form 10-SB filed July 14, 2003)
3.2
Composite copy of the Amended and Restated Articles of Incorporation of the Company, as amended on April 2, 2009 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed May 15, 2009)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of Form 10-SB filed July 14, 2003)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed May 15, 2009)
10.1
Agreement and Plan of Merger dated September 30, 2008, by and among Navstar Media Holdings, Inc., Rodobo International, Inc, and Mega Profit Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 6, 2008).)

10.2	Consulting Service Agreement entered into by and between Harbin Mega and Qinggang Mega*
10.3	Operating Agreement entered into by and among Harbin Mega, Qinggang Mega and Qinggang Shareholders on January 1, 2009*
10.4	Option Agreement entered into by and among Harbin Mega, Qinggang Mega and Qinggang Shareholders on January 1, 2009*
10.5	Proxy Agreement entered into by and between Harbin Mega and Qinggang Mega Shareholders on January 01, 2009*
10.6	Equity Pledge Agreement entered into by and among Harbin Mega, Qinggang Mega and Qinggang Shareholders on January 1, 2009*
21.1	Subsidiaries of Registrant *
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

RODOBO INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rodobo International, Inc. and affiliate

We have audited the accompanying consolidated balance sheet of Rodobo International, Inc. and affiliate as of September 30, 2009, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended September 30, 2009. Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2009, and the consolidated results of its operations and its cash flows for the year ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements, the accompanying financial statements for the year ended September 30, 2008 have been restated.

/s/ Friedman LLP

Marlton, NJ
January 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rodobo International, Inc.
(Formerly Navstar Media Holdings, Inc)

We have audited the accompanying consolidated balance sheets of Rodobo International, Inc. (the “Company) as of September 30, 2008 and 2007 and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the years in the two-year period ended September 30, 2008. Rodobo International, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey

December 28, 2008

RODOBO INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2009	2008
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,640,259	$659,030
Accounts receivable - net of allowance for bad debts of
$0 and $66,921, respectively	2,015,044	1,143,328
Advances to employees	5,602	185,500
Other receivables	-	162,006
Inventories	1,576,723	991,536
Prepaid expenses	19,040	26,510

Total current assets	5,256,668	3,167,910

Property, plant and equipment, net:
Fixed assets, net of accumulated depreciation	738,537	812,079
Construction in progress	-	148,240

	738,537	960,319

Biological assets, net	2,499,625	-

Other assets:
Deposits on biological assets	988,818	-
Deposits on land and equipment	9,961,429	10,873,562
Intangible assets, net	4,526,117	717,978

Total other assets	15,476,364	11,591,540

Total assets	$23,971,194	$15,719,769

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,246,818	$2,165,061
Other payable	50,293	171,286
Accrued expenses	175,456	1,054,580
Advance from customers	-	1,162,184
Due to related parties	1,185,062	18,079

Total current liabilities	2,657,629	4,571,189

Stockholders' equity
Convertible preferred stock, $0.0001 par value, 30,000,000 shares authorized,
-0- and 12,976,316 shares issued and outstanding as of September 30, 2009
and 2008, respectively	-	1,298
Common stock, $0.0001 par value, 200,000,000 shares authorized,
16,216,717 and 1,435,568 shares issued and outstanding as of September 30, 2009
and 2008, respectively	1,622	143
Common stock to be issued	-	61
Additional paid in capital	4,355,085	3,943,538
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(3,050,000)
Retained earnings	15,189,860	8,394,267
Accumulated other comprehensive income	845,210	887,484

Total stockholders' equity	21,313,565	11,148,579

Total liabilities and stockholders' equity	$23,971,194	$15,719,769

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Years Ended September 30,
	2009	2008
		(Restated)

Net sales	$34,690,987	$22,141,967
Cost of goods sold	17,089,006	11,701,134

Gross profit	17,601,981	10,440,833

Operating expenses:
Distribution expenses	9,790,602	4,223,722
General and administrative expenses	1,454,994	997,565

Total operating expenses	11,245,596	5,221,287

Operating income	6,356,385	5,219,546

Subsidy income	438,971	98,627
Other income	236	10,427

Income before income taxes	6,795,593	5,328,600

Provision for income taxes	-	-

Net income	$6,795,593	$5,328,600

Other comprehensive income:
Foreign currency translation adjustment	(42,274)	723,826

Comprehensive income	$6,753,319	$6,052,426

Earnings per share
Basic	$1.01	$3.71
Diluted	$0.42	$0.35

Weighted average shares outstanding
Basic	6,708,121	1,435,568
Diluted	16,026,645	15,196,717

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Convertible Preferred Stock		Common Stock		Common Stock To Be	Additional Paid in	Additional Paid in Capital -	Subscription	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Warrants	Receivable	Earnings	Income	Total

Balance at September 30, 2007	12,976,316	$1,298	973,685	$97	$-	$465,433	$-	$(50,000)	$3,065,667	$163,658	$3,646,153

Acquisition of net assets Navstar	-	-	461,883	46	61	(107)	-	-	-	-	-

Original capital contributed	-	-	-	-	-	1,450,000	-	-	-	-	1,450,000

Issuance of warrants	-	-	-	-	-	(971,788)	971,788	-	-	-	-

Capital raised in connection with reverse merger	-	-	-	-	-	3,000,000	-	(3,000,000)	-	-	-

Net income for the year	-	-	-	-	-	-	-	-	5,328,600	-	5,328,600

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	723,826	723,826

Balance at September 30, 2008 (Restated)	12,976,316	$1,298	1,435,568	$143	$61	$3,943,538	$971,788	$(3,050,000)	$8,394,267	$887,484	$11,148,579

Capital received in connection with reverse merger	-	-	-	-	-	-	-	3,000,000	-	-	3,000,000

Conversion of convertible preferred stock	(12,976,316)	(1,298)	12,976,316	1,298	-	-	-	-	-	-	-

Issuance of common stock	-	-	604,833	61	(61)	-	-	-	-	-	-

Issuance of common stock	-	-	180,000	18	-	129,982	-	-	-	-	130,000

Stock-based compensation	-	-	1,020,000	102	-	281,565	-	-	-	-	281,667

Additional paid in capital	-	-	-	-	-	-	-	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	-	6,795,593	-	6,795,593

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(42,274)	(42,274)

Balance at September 30, 2009	-	$-	16,216,717	$1,622	$-	$4,355,085	$971,788	$(50,000)	$15,189,860	$845,210	$21,313,565

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Years Ended September 30,
	2009	2008
		(Restated)

Cash flows from operating activities
Net income	$6,795,593	$5,328,600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	430,620	84,376
Allowance for doubtful accounts	(66,488)	-
Stock-based compensation	281,667	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees and other receivables	(470,664)	(38,382)
Inventories	(589,470)	564,101
Prepaid expenses	7,321	125,194
Advances to suppliers	-	145,723
Increase (decrease) in -
Accounts payable and other payable	(879,211)	467,785
Accrued expenses	(743,651)	(522,406)
Advance from customers	(1,154,657)	1,009,968

Net cash provided by operating activities	3,611,060	7,164,959

Cash flows from investing activities
Purchase of fixed assets	(30,360)	(344,165)
Cash used for construction in progress	-	(84,324)
Purchase of biological assets	(2,562,291)	-
Investment advances	-	3,466,043
Deposits on biological assets	(987,686)	-
Deposits on land and equipment	(2,633,828)	(10,402,414)
Purchase of intangible assets	(585,295)	(281,792)

Net cash used in investing activities	(6,799,459)	(7,646,652)

Cash flows from financing activities
Proceeds from subscription receivable	3,000,000	-
Proceeds from capital contribution	-	1,450,000
Proceeds from related party loan	1,185,223	-
Repayment to related party loan	(13,225)	(372,818)

Net cash provided by financing activities	4,171,998	1,077,182

Effect of exchange rate changes on cash and cash equivalents	(2,370)	30,239

Net increase in cash and cash equivalents	981,229	625,728

Cash and cash equivalents, beginning of year	659,030	33,302

Cash and cash equivalents, end of year	$1,640,259	$659,030

Supplemental disclosures of cash flow information:

Interest paid	$4,882	$12,993
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock to be issued to settle liability	$-	$130,000
Common stock issued for stock-based compensation	$3,315,000	$-
Transfer deposit on land to intangible asset	$3,486,955	$-

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008 (RESTATED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

    Rodobo International, Inc. (the “Company”), through its subsidiaries, Mega Profit Limited (“Cayman Mega”), a corporation formed under the laws of the Cayman Islands, Harbin Mega Profit Management Consulting Co., Ltd. (“Harbin Mega”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”), and  Harbin Rodobo Dairy Co., Ltd. (“Harbin Rodobo”), a corporation established on January 4, 2002 also under the laws of the PRC, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, middle-aged and the elderly under the brand names of “Rodobo”, “Healthy Elderly” and “Peer”.

    On April 1, 2008, another separate entity, Qinggang Mega Profit Agriculture Co., Ltd. (“Qinggang Mega”), was incorporated under the laws of the PRC, for the purpose of starting a dairy farm to secure reliable fresh milk supply in the wake of the powdered-milk contamination scandal in China.  Qinggang Mega is owned by two of the principal shareholders of the Company but controlled by Harbin Mega through a series of contractual arrangements. In addition, Qinggang Mega’s shareholders have pledged their equity interests in Qinggang Mega to Harbin Mega, irrevocably granted Harbin Mega an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Qinggang Mega and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Harbin Mega. Through these contractual arrangements, Harbin Mega has the ability to substantially influence Qinggang Mega’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholders’ approval. As a result of these contractual arrangements, which obligate Harbin Mega to absorb a majority of the risk of loss from Qinggang Mega’s activities and enable Harbin Mega to receive a majority of its expected residual returns, Harbin Mega accounts for Qinggang Mega as a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation”. Accordingly, Harbin Mega consolidates Qinggang Mega’s results, assets and liabilities.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Cayman Mega, Harbin Mega and Harbin Rodobo and the VIE, Qinggang Mega. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

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

    RISKS OF LOSSES- The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

    SUBSEQUENT EVENTS - The Company has evaluated subsequent events that have occurred through the filing date and has determined there were no material events since the balance sheet date of this report.

    CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

    ACCOUNTS RECEIVABLE - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision.

    INVENTORIES - Inventories comprise raw materials, work in progress, finished goods and packing materials and are stated at the lower of cost or market value. Cost is calculated using the  weighted average method and includes all costs to acquire and any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenances, and depreciation expense. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.  Management compares the cost of inventory with market value and an allowance is made for writing down the inventory to its market value, if lower.  Management writes off obsolete inventory when it occurs.

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

    IMPAIRMENT OF LONG-LIVE ASSETS - The Company periodically reviews the carrying value of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of September 30, 2009.

    BIOLOGICAL ASSETS

    Immature biological assets – Biological assets consist of dairy cows held in the Company’s pastures for milking purposes. Immature biological assets are recorded at cost, including acquisition costs and feeding costs, incurred in bringing the asset to its intended productive state. Once the asset reaches productive state, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

    Mature biological assets – Mature biological assets are recorded at cost. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful live of the mature biological assets of 7 years using the straight-line method. The estimated residual value of biological assets is 25%. Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of income and other comprehensive income.

    The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded in the years ended September 30, 2009 and 2008.

    REVENUE RECOGNITION - The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company does not provide customers with rights to return merchandise.

    The Company’s products are sold primarily through two sources: formulated powdered milk products are sold through distributors throughout China, and bulk powdered milk products are sold directly to other packaging plants. Generally, formulated powdered milk products are delivered upon receipt of payments from distributors and revenue is recognized upon delivery of products. For some distributors with a good credit history, the Company also provide credit sales with a 90-day term. For bulk powdered milk products, all deliveries are made upon receipt of payments from end users and revenue is recognized upon delivery of products.

    ADVANCE FROM CUSTOMERS - Revenue from the sale of goods is recognized when goods are delivered. Receipts in advance for goods to be delivered in the subsequent year are carried forward as deferred revenue.

    ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $494,148 and $198,568 for the years ended September 30, 2009 and 2008, respectively.

    STOCK-BASED COMPENSATION – The Company adopted the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation” (“ASC 718”). Under the fair value recognition provisions of ASC 718, the Company is required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

    EMPLOYEE BENEFIT COSTS - Mandatory contributions are made to the Chinese Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

    EARNINGS PER SHARE - The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

    FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of September 30, 2009 and 2008, the exchange rate was 6.83 and 6.79 RMB per US Dollar, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of September 30, 2009 and 2008 due to the relatively short-term nature of these instruments.

    CONCENTRATIONS OF BUSINESS AND CREDIT RISK - The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.

    The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and the general state of the PRC’s economy.

    The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. The Company’s operating results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

    NEW ACCOUNTING PRONOUNCEMENTS – In June 2009, the FASB issued ASC 105,  “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

    ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on the Company’s results of operations or financial position.

    In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” to improve financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 will be effective as of the beginning of each reporting entity’s first Annual Reporting period that begins after November 15, 2009, for interim periods within the first Annual Reporting period, and for interim and Annual Reporting periods thereafter. Earlier application is prohibited. The Company does  not expect the adoption of ASC 810 to have a material impact on the Company’s results of operations or financial position.

    In May 2009, the FASB issued ASC 855, “Subsequent Events”, (“ASC 855”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

    On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of ASC 820 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results of operations.

3.	ACCOUNTS RECEIVABLE

    The Company’s accounts receivable as of September 30, 2009 and 2008 are summarized as follows:

	September 30, 2009	September 30, 2008

Accounts receivable	$2,015,044	$1,210,249
Less: Allowance for doubtful accounts	-	66,921

Total net accounts receivable	$2,015,044	$1,143,328

    The activity in the allowance for doubtful accounts as of September 30, 2009 and 2008 is summarized as follows:

	September 30, 2009	September 30, 2008

Beginning balance	$66,921	$60,643
Change during the period	(66,921)	6,278
Ending balance	$-	$66,921

4.	INVENTORIES

    Inventories consist of the following as of September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008

Raw materials	$196,504	$302,741
Work-in-progress	1,272,575	512,806
Finished goods	48,863	53,144
Packing materials	58,780	122,844
Total inventories	$1,576,723	$991,536

    The increase in work-in-progress as of September 30, 2009 compared to September 30, 2008 is primarily due to the increase in work-in-progress of bulk powdered milk and the new brand “Peer” formula which the Company launched in July 2009.

5.	FIXED ASSETS

    Fixed assets consist of the following as of September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008

Building improvement	$507,803	$411,901
Plant and machinery	599,270	522,494
Motor vehicles	21,104	21,217
Computers and equipment	12,119	9,003
	1,140,296	967,615
Less: accumulated depreciation	(401,759)	(155,536)
Total fixed assets, net	738,537	812,079
Construction in progress	-	148,240
	$738,537	$960,319

     Depreciation expense was $246,769 and $66,764 for the years ended September 30, 2009 and 2008, respectively.

6.	BIOLOGICAL ASSETS

    Biological assets consist of the following as of September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008

Mature biological assets	$1,826,018	$-
Immature biological assets	739,211	-
	2,565,229	-
Less: accumulated depreciation	(65,604)	-
Total biological assets, net	$2,499,625	$-

    Depreciation expense was $65,529 for the year ended September 30, 2009.

7.	DEPOSITS ON BIOLOGICAL ASSETS

    As of September 30, 2009, Qinggang Mega made a total down payment of RMB 6,750,000 (approximately US$988,818) to purchase additional dairy cows. The Company expects to receive these dairy cows in January 2010.

8.	DEPOSITS ON LAND AND EQUIPMENT

    As of September 30, 2009, Qinggang Mega made a total down payment of RMB 61,000,000 (approximately US$8,935,988) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 82,635,885 (approximately US$12,105,463). As of September 30, 2009, Harbin Rodobo also made down payment of $1,025,441 to purchase certain equipment. As of September 30, 2009, the equipment has not been received, the site construction has not been completed and part of land has not been put into use. We expect to receive the government certification related to the land in late 2010.

9.	INTANGIBLE ASSETS

    On July 1, 2008,  the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $721,461) to be paid to CNS. The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of September 30, 2009, the Company has made a first installment payment of RMB 3,000,000 (approximately $439,477) to CNS. The remaining payment will be due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $73,162 and $18,410 for the year ended September 30, 2009 and 2008, respectively.

    On October 30, 2008, The Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children with a total fee of RMB 3,000,000 (approximately $439,477). As of September 30, 2009, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $10,974 for the year ended September 30, 2009.

    All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land and the power line underneath. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately US$3.2 million). Qinggang Mega was also obligated to pay a one-time relocation compensation in the amount of RMB 2.0 million (approximately US$0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation compensation costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $34,186 for the year ended September 30, 2009.

    Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of September 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Land use right	$136,743	$136,743	$136,743	$136,743	$136,743	$2,773,012	$3,456,728
Formula technology	117,059	117,059	117,059	117,059	117,059	484,093	1,069,389
Total	$253,802	$253,802	$253,802	$253,802	$253,802	$3,257,105	$4,526,117

10.	RELATED PARTY TRANSACTIONS

    Qinggang Mega operates the Company’s own dairy farm and sells milk to Harbin Rodobo (refer to note 18 “Segment Information”).

    Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another principal shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of September 30, 2009, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB $8.1 million (approximately US$1.2 million).These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

    During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $18,079 as of September 30, 2009 and September 30, 2008, respectively. The $1,185,062 loans as of September 30, 2009 are expected to be paid by September 30, 2010.

11.	STOCKHOLDER’S EQUITY

    During the year ended September 30, 2009, the Company had the following equity transactions:

    On April 2, 2009, the Company increased its authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 per share and 15,000,000 shares of preferred stock, par value $0.001 per shares to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share.. As a result, the 12,976,316 shares of convertible preferred stock were converted to common stock on May 12, 2009. On May 12, 2009, the Company issued 604,833 shares of its common stock to certain former note holders of the shell company and 180,000 shares of its common stock to predecessor auditors in connection with the settlement of fees based on the agreements reached prior to the Merger. On August 8, 2009, the Company issued 1,020,000 shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009 (as described in Note 12 hereto). As of September 30, 2009, there were 16,216,717 shares of common stock issued and outstanding.

12.	STOCK-BASED COMPENSATION

    On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to be vested once a year over a period of three or two years. The fair value of the awards is measured based on the grant date stock price at $3.25 per share. The amortization of share-based compensation expense was $281,667 for the year ended September 30, 2009.

    A summary of the status of the Company’s unearned stock compensation as of September 30, 2009 and changes for the year ended September 30, 2009 is presented below:

Unearned stock compensation as of October 1, 2008	$-
Unearned stock compensation granted	3,315,000

Compensation expenses debited to statement of operations with a credit to additional paid-in capital	(281,667)
Unearned stock compensation as of September 30, 2009	$3,033,333

13.	WARRANTS

    On September 30, 2008, prior to and in conjunction with the Merger, Mega Profit Limited (“Cayman Mega”) entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the institutional investor, together with other owners of Cayman Mega, received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company. In addition, Cayman Mega also issued to the institutional investor warrants to purchase 818,182 shares of the common stock of Cayman Mega at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Cayman Mega at an exercise price of $1.75 per share. No separate consideration was paid for such warrants. The Warrants, which were assumed by the Company upon the Merger, expire in four years.

    The warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 3.99% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $971,788.

    The following is a summary of the status of warrants activities as of September 30, 2009:
	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, September 30, 2008	1,363,637	$1.60	4.00	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2009	1,363,637	$1.60	3	$2,181,819

14.	EARNINGS PER SHARE

    The Company has outstanding warrants to acquire 1,363,637 shares of common stock. These warrants are included in diluted weighted average shares calculation.

    In September 2008, the Company entered into a reverse merger transaction with Cayman Mega (the “Merger”). The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

    The following table sets forth earnings per share calculation:

	For the Years Ended September 30,
	2009	2008 (restated)
Basic earnings per share

Net Income	$6,795,593	$5,328,600

Weighted average number of common shares outstanding-Basic	6,708,121	1,435,568

Earnings per share-Basic	$1.01	$3.71

Diluted earnings per share

Net Income	$6,795,593	$5,328,600

Weighted average number of common shares outstanding-Basic	6,708,121	1,435,568
Effect of dilutive convertible preferred stock	7,963,547	12,976,316
Effect of dilutive warrants	681,818	-
Effect of dilutive common stock to be issued	525,048	784,833
Effect of dilutive securities - unvested shares	148,110	-
Weighted average number of common shares outstanding-Diluted	16,026,645	15,196,717

Earnings per share-Diluted	$0.42	$0.35

    As of September 30, 2009, the Company had unvested stock awards of 1,020,000 shares. The Company had no unvested stock awards as of September 30, 2008. All unvested stock awards were included in the diluted earnings per share calculation.

15.	TAXATION

    The Company utilizes ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized.

    Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2009. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. The estimated tax savings amounted to $1,698,898 and $1,379,856 for the years ended September 30, 2009 and 2008, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $1.01 to $0.76 for the year ended September 30, 2009 and $3.71 to $2.75 for the year ended September 30, 2008.

16.	MAJOR CUSTOMERS

The following table presents sales from major customers with individual sales over 10% of total net revenue for the years ended September 30, 2009 and 2008:

	Years Ended September 30,
	2009				2008
	Sales	% of sales	Accounts receivable	% of accounts receivable	Sales	% of sales	Accounts receivable	% of accounts receivable
Chengdu Luoling	$7,735,503	22%	$939,652	47%	$5,289,986	24%	$-	0%
Harbin Huijiabei	494,574	1%	-	0%	2,934,149	13%	103,406	9%
Jiangxi Meilu	-	0%	-	0%	2,464,044	11%	455,160	40%
Total	$8,230,077	23%	$939,652	47%	$10,688,179	48%	$558,566	49%

    At September 30, 2009, the total receivable balance due from these customers was $939,652. At September 30, 2008, the total receivable balance due from these customers was $455,161.

17.	COMMITMENTS AND CONTINGENCIES

    On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$146,492) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

    On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$87,895), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately US$58,597) for improvements or betterment to the leased facility when the new lease term becomes effective.

    As of September 30, 2009, Qinggang Mega made a total down payment of RMB 61,000,000 (approximately US$8,935,988) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 82,635,885 (approximately US$12,105,463).

18.	SEGMENT INFORMATION

    The Company follows the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

    Although historically the Company operated and managed its business as a single reportable segment, with the initial operations of the dairy farm in July 2009, it has two reportable segments in fiscal year 2009: dairy products and dairy farm. The dairy products segment produces and sells dairy products, including powered milk products for infants, children, middle-aged and the elderly. The dairy products segment includes the operation of Harbin Rodobo. The dairy farm segment operates the Company’s own dairy farm through the operation of Qinggang Mega and provides milk to its dairy products segment. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

    The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these consolidated financial statements. From July to September 2009, there have been sales transactions between the two operating segments in addition to intersegment advances.

    The segment information for the reportable segments for the year ended September 30, 2009 is as follows:

	Dairy	Dairy		Segment	Inter-segment	Consolidated
	Products	Farm	Corporate	Total	Elimination	Total
	US$	US$	US$		US$	US$
Net sales	34,690,987	1,226,904	-	35,917,891	(1,226,904)	34,690,987
Interest (expenses) income	(2,677)	2,679	234	236	-	236
Depreciation and amortization	430,620	-	-	430,620	-	430,620
Segment net income (loss) before tax	7,090,774	688,671	(693,743)	7,085,702	(290,109)	6,795,593
Segment assets	22,228,403	16,035,265	6,023,486	44,287,154	(20,315,960)	23,971,194

    The segment information for the reportable segments for the year ended September 30, 2008 is as follows:

	Dairy	Dairy		Segment	Inter-segment	Consolidated
	Products	Farm	Corporate	Total	Elimination	Total
	US$	US$	US$		US$	US$
Net sales	22,141,967	-	-	22,141,967	-	22,141,967
Interest income (expenses)	7,122	4,404	(1,099)	10,427	-	10,427
Depreciation and amortization	84,376	-	-	84,376	-	84,376
Segment net income (loss) before tax	5,594,309	3,150	(268,859)	5,328,600	-	5,328,600
Segment assets	15,710,517	9,887,092	3,065,815	28,663,424	(12,943,655)	15,719,769

    A reconciliation of reportable segment net sales, net income before tax and assets to the consolidated total is as follows:

	2009	2008
	US$	US$
Net sales
Total net sales for reportable segments	35,917,891	22,141,967
Elimination of intersegment sales	(1,226,904)	-
Consolidated net sales	34,690,987	22,141,967

	2009	2008
	US$	US$
Net income before tax
Total net income before tax for reportable segments	7,085,702	5,328,600
Elimination of unrealized profit	(290,109)	-
Consolidated net income before tax	6,795,593	5,328,600

	2009	2008
	US$	US$
Assets
Total assets for reportable segments	44,287,154	28,663,424
Elimination of intercompany receivables	(20,025,851)	(12,929,214)
Eliminaiton of intercompany investment advances	-	(14,441)
Elimination of unrealized profit in inventories	(290,109)	-
Consolidated total assets	23,971,194	15,719,769

19.	RESTATEMENT

    Pursuant to the merger agreement signed on September 30, 2008, the Company was to issue 604,833 shares of its common stock to certain former note holders of the shell company. Since the Company did not have sufficient authorized common stock shares to issue the aforementioned shares as of September 30, 2008, those shares should have been reported as common stock to be issued, separately from Additional paid in capital as of September 30, 2008. Thus, the Company reclassified $61 to a separate account Common stock to be issued under equity section.

    In addition to the merger agreement, the Company also reached an agreement to issue 180,000 shares of its common stock associated with a settlement of fees owed to the predecessor auditors. Alternatively, the Company could also settle the fees in cash in the amount of $130,000. The Company chose to settle by shares. Since the Company did not have sufficient authorized common stock shares to issue the aforementioned shares as of September 30, 2008, the cost of those shares should have been reported as accrued expenses as of September 30, 2008. Thus, the Company’s general and administrative expenses increased by $130,000 for the year ended September 30, 2008.

    Upon further review, the Company includes the 12,976,316 shares of convertible preferred stock in the computation of diluted earnings per share for the year ended September 30, 2008.

    The Company restated its 2008 financial statements accordingly and the impact of this restatement on the financial statements as originally reported is summarized below:

	September 30, 2008	September 30, 2008
	As Reported	As Restated
On balance sheet
Accrued expenses	$924,580	$1,054,580
Convertible preferred stock	12,976	1,298
Common stock	1,436	143
Common stock to be issued	-	61
Additional paid in capital	3,930,628	3,943,538
Retained earnings	8,524,267	8,394,267

On income statement
General and administrative expenses	782,391	912,391
Net income	$5,458,600	$5,328,600
Earnings per share
Basic	$3.80	$3.71
Diluted	$3.80	$0.35
Weighted average shares outstanding
Basic	1,435,568	1,435,568
Diluted	1,435,568	15,196,717

On statement of cash flows
Net income	$5,458,600	$5,328,600
(Decrease) in accrued expenses	(652,406)	(522,406)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 2010

/s/ Yanbin Wang
Yanbin Wang
Chief Executive Officer and Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanbin Wang	Chief Executive Officer and Chairman	January 13, 2010
Yanbin Wang

/s/ Xiuzhen Qiao	Chief Financial Officer, Corporate Secretary, and Director	January 13, 2010
Xiuzhen Qiao

/s/ James Hu	Director	January 13, 2010
James Hu

/s/ Jie Li	Director	January 13, 2010
Jie Li

/s/ Zhiqiang E	Director	January 13, 2010
Zhiqiang E