Form 10-Q
period 2009-12-31
Rodobo International Inc
filed 2010-02-12
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

+86-0451-82260522
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,892,614 common shares outstanding as of February 10, 2010.

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) Rodobo International, Inc., a Nevada corporation (“Rodobo”) formerly known as Navstar Media Holdings, Inc. (“Navstar”), (ii) Mega Profit Limited (“Cayman Mega”), a wholly-owned subsidiary of Rodobo and a Cayman Islands company, (iii) Harbin Mega Profit Enterprise Management & Consultation Co., Ltd. (“Harbin Mega”), a wholly-owned subsidiary of Cayman Mega and a wholly foreign-owned entity (“WFOE”) incorporated under the laws of the People’s Republic of China, ( “PRC” or “China”)  (iv) Harbin Rodobo Dairy Co., Ltd. (“Harbin Rodobo”), a wholly-owned subsidiary of Cayman Mega and a WFOE incorporated under the laws of PRC, (v) Harbin Tengshun Technical Development Co., Ltd (“Tengshun Technology”), a PRC company and a wholly-owned subsidiary of  Harbin Mega, and (vi) Qinggang Mega Profit Agriculture Company (“Qinggang Mega”), a PRC company and a variable interest entity (“VIE”) which we control through the contractual arrangement (“VIE Arrangement”) between Qinggang Mega and Harbin Mega. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. References to “yuan”, “renminbi” or “RMB” are to the Chinese yuan, which is also known as the renminbi.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof.

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

All forward looking statements included in this Quarterly Report are based on information available to us on the date of this Quarterly Report Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report.

PART I
Item 1.           Financial Statements

RODOBO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$2,876,418	$1,640,259
Accounts receivable	3,533,430	2,015,044
Advances to employees	11,978	5,602
Inventories	562,560	1,576,723
Prepaid expenses	226,542	19,040

Total current assets	7,210,929	5,256,668

Property, plant and equipment, net of accumulated depreciation	1,985,487	738,537

Biological assets, net	2,439,713	2,499,625

Other assets:
Investment advances	410,135	-
Deposits on biological assets	988,718	988,818
Deposits on land and equipment	9,520,991	9,961,429
Intangible assets, net	4,462,142	4,526,117

Total other assets	15,381,986	15,476,364

Total Assets	$27,018,115	$23,971,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,518,958	$1,246,818
Other payable	290,149	50,293
Accrued expenses	70,248	175,456
Due to related parties	1,185,054	1,185,062

Total current liabilities	3,064,409	2,657,629

Stockholders’ equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,
16,292,614 and 16,216,717 shares issued and outstanding
as of December 31, 2009 and September 30, 2009, respectively	1,629	1,622
Additional paid in capital	4,735,022	4,355,085
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	17,452,241	15,189,860
Accumulated other comprehensive income	843,027	845,210

Total stockholders’ equity	23,953,706	21,313,565

Total Liabilities and Stockholders’ Equity	$27,018,115	$23,971,194

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended December 31
	2009	2008

Net sales	$10,075,445	$8,860,825
Cost of goods sold	4,780,299	4,357,117

Gross profit	5,295,146	4,503,708

Operating expenses:
Distribution expenses	2,586,173	2,119,352
General and administrative expenses	607,215	388,682
Depreciation and amortization expenses	115,665	42,450

Total operating expenses	3,309,053	2,550,484

Operating income	1,986,094	1,953,224

Subsidy income	273,897	-
Other income	2,390	(80,618)

Income before income taxes	2,262,381	1,872,604

Provision for income taxes	-	-

Net income	$2,262,381	$1,872,604

Other comprehensive income:
Foreign currency translation adjustment	(2,184)	(39,780)

Comprehensive income	$2,260,197	$1,832,824

Earnings per share
Basic	$0.15	$1.30
Diluted	$0.13	$0.12

Weighted average shares outstanding
Basic	15,212,690	1,435,568
Diluted	16,914,508	15,196,717

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended December 31,
	2009	2008

Cash flows from operating activities
Net income	$2,262,381	$1,872,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	215,479	42,450
Stock-based compensation	379,943	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees and other receivables	(1,524,884)	(57,337)
Inventories	1,013,905	278,340
Prepaid expenses	(207,492)	2,539
		-
Increase (decrease) in -
Accounts payable and other payable	512,108	(904,008)
Accrued expenses	(105,198)	167,967
Advance from customers	-	(1,153,760)

Net cash provided by operating activities	2,546,240	248,795

Cash flows from investing activities
Purchase of fixed assets	(308,046)	(18,817)
Purchase of biological assets	(5,938)	-
Investment advances	(410,113)	-
Deposits on land and equipment	(585,876)	(1,903,363)

Net cash used in investing activities	(1,309,973)	(1,922,180)

Cash flows from financing activities
Proceeds from subscription receivable	-	3,000,000
Repayment to related party loan	-	(28,967)

Net cash provided by financing activities	-	2,971,033

Effect of exchange rate changes on cash and cash equivalents	(109)	(111)

Net increase in cash and cash equivalents	1,236,159	1,297,537

Cash and cash equivalents, beginning of period	1,640,259	659,029

Cash and cash equivalents, end of period	$2,876,418	$1,956,566

Supplemental disclosures of cash flow information:

Interest paid	$-	$4,878
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock to be issued to settle liability	$-	$130,000
Common stock issued for stock-based compensation	$225,876	$-
Transfer deposit on land and equipment to fixed assets	$1,025,338	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

1.	ORGANIZATION

Rodobo International, Inc. ("the Company"), through its subsidiaries, Mega Profit Limited ("Cayman Mega"), a corporation formed under the laws of the Cayman Islands, Harbin Mega Profit Management Consulting Co., Ltd. ("Harbin Mega"), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China ("PRC"  or "China"), and  Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"), a wholly foreign-owned entity incorporated under the PRC laws, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, middle-aged and the elderly under the brand names of "Rodobo", "Healif" and "Peer".

On April 1, 2008, Qinggang Mega Profit Agriculture Co., Ltd. ("Qinggang Mega"), was incorporated under the PRC laws, for the purpose of starting a dairy farm to secure reliable fresh milk supply. Qinggang Mega is currently controlled by the Company through the contractual arrangement between Qinggang Mega and Harbin Mega. Harbin Mega accounts for Qinggang Mega as a Variable Interest Entity ("VIE") under ASC 810 "Consolidation".

On November 9, 2009, Harbin Tengshun Technical Development Co., Ltd (“Tengshun Technology”), was incorporated under the PRC laws, which is engaged in developing, consulting and transferring dairy product technologies. Tengshun Technology is a wholly owned subsidiary of Harbin Mega.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Cayman Mega, Harbin Mega, Harbin Rodobo, Tengshun Technology and the VIE, Qinggang Mega. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

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

RISKS OF LOSSES - The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2009 and 2008, the Company has not experienced any uninsured losses from injury to others or other losses.

SUBSEQUENT EVENTS - The Company has evaluated subsequent events that have occurred through February 12, 2010, and disclosed the same in Note 21.

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

CONSTRUCTION IN PROGRESS - Construction in progress represents the direct costs of construction or acquisition incurred. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

IMPAIRMENT OF LONG-LIVE ASSETS - The Company periodically reviews the carrying value of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of December 31, 2009.

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

Mature biological assets –Mature biological assets are recorded at cost. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful live of the mature biological assets of 7 years using the straight-line method. The estimated residual value of biological assets is 25%. Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of income and other comprehensive income.

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded for the three months ended December 31, 2009 and 2008.

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

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $36,617 and $45,588 for the three months ended December 31, 2009 and 2008, respectively.

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

FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 RMB per US Dollar. Effective July 21, 2005 the RMB was revalued to an effective exchange rate of approximately 8.11 RMB per US Dollar. Subsequent to the revaluation the RMB has been allowed to float within a specified range. As of December 31, 2009 and 2008, the exchange rate was 6.83 and 6.82 RMB per US Dollar, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of December 31, 2009 and 2008 due to the relatively short-term nature of these instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105,  ”The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on the Company’s results of operations or financial position.

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

4.    ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31, 2009	September 30, 2009

Accounts receivable	$3,533,430	$2,015,044
Less: Allowance for doubtful accounts	-	-

Total net accounts receivable	$3,533,430	$2,015,044

5.   INVENTORIES

Inventories consist of the following as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Raw materials	$262,833	$196,504
Work-in-progress	254,287	1,272,575
Finished goods	-	48,863
Packing materials	45,440	58,780
Total inventories	$562,560	$1,576,723

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Building improvement	$1,840,690	$507,803
Plant and machinery	599,209	599,270
Motor vehicles	21,102	21,104
Computers and equipment	12,579	12,119
	2,473,581	1,140,296
Less: accumulated depreciation	(488,094)	(401,759)
Total fixed assets, net	1,985,487	738,537
Construction in progress	-	-
	$1,985,487	$738,537

Depreciation expense was $86,371 and $24,217 for the three months ended December 31, 2009 and 2008, respectively.

7.   INVESTMENT ADVANCES

Investment advances represent the payments the Company made to Mr. Honghai Zhang, the sole owner of Hulunbeier Hailaer Beixue Diary Co., Ltd (“Hulunbeier Hailaer Beixue”) in connection with the Company’s acquisition of Hunlunbeier Hailaer Beixue (refer to note 21 “Subsequent Events”).

8.   BIOLOGICAL ASSETS

Biological assets consist of the following as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Mature biological assets	$1,825,833	$1,826,018
Immature biological assets	745,075	739,211
	2,570,909	2,565,229
Less: accumulated depreciation	(131,195)	(65,604)
Total biological assets, net	$2,439,713	$2,499,625

Depreciation expense was $65,594 and zero for the three months ended December 31, 2009 and 2008, respectively.

9.  DEPOSITS ON BIOLOGICAL ASSETS

As of December 31, 2009, Mega Profit Agriculture made a total down payment of RMB 6,750,000 (approximately US$988,718) to purchase additional dairy cows. The Company has received the delivery of those dairy cows in January 2010.

10.  DEPOSITS ON LAND AND EQUIPMENT

As of December 31, 2009, Qinggang Mega made a total down payment of RMB 61,000,000 (approximately US$8,935,084) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 82,635,885 (approximately US$12,104,239). As of December 31, 2009, the equipment has not been received, the site construction has not been completed and part of land has not been put into use. We expect to receive the government certification related to the land in late 2010.

As of December 31, 2009, Harbin Rodobo also made down payment of RMB 4,000,000 (approximately $585,907) to purchase certain equipment. The remaining contract amount totals RMB 2,000,000 (approximately $292,954).

11.  INTANGIBLE ASSETS

On July 1, 2008,  the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $732,384) to be paid to CNS. The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of December 31, 2009, the Company has made a first installment payment of RMB 3,000,000 (approximately $439,430) to CNS. The remaining payment will be due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,309 and $18,233 for the three months ended December 31, 2009 and 2008, respectively.

On October 30, 2008, The Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children with a total fee of RMB 3,000,000 (approximately $439,430). As of December 31, 2009, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $10,985 and zero for the three months ended December 31, 2009 and 2008, respectively.

Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately US$3.2 million). Qinggang Mega was also obligated to pay a one-time relocation compensation in the amount of RMB 2.0 million (approximately US$0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation compensation costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $34,220 and zero for the three months ended December 31, 2009 and 2008, respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Land use right	$136,879	$136,879	$136,879	$136,879	$136,879	$2,737,763	$3,422,157
Formula technology	117,175	117,175	117,175	117,175	117,175	454,109	1,039,985
Total	$254,054	$254,054	$254,054	$254,054	$254,054	$3,191,872	$4,462,142

12.  RELATED PARTY TRANSACTIONS

Qinggang Mega operates the Company’s own dairy farm and sells fresh milk to Harbin Rodobo (refer to note 20 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of December 31, 2009, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB $8.1 million (approximately US$1.2 million).These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,054 and $1,185,062 as of December 31, 2009 and September 30, 2009, respectively. The $1,185,054 loans as of December 31, 2009 are expected to be paid by September 30, 2010.

13.  STOCKHOLDER’S EQUITY

On April 2, 2009, the Company increased its authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 per share and 15,000,000 shares of preferred stock, par value $0.001 per shares to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As a result, 12,976,316 shares of convertible preferred stock were converted to common stock on May 12, 2009. On May 12, 2009, the Company issued 604,833 shares of its common stock to certain former note holders of the shell company and 180,000 shares of its common stock to predecessor auditors in connection with the settlement of fees based on the agreements reached prior to the reverse merger transaction with Cayman Mega in September 2008 ("Merger"). On August 8, 2009, the Company issued 1,020,000 shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009 (as described in Note 14 hereto).

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares of its common stock to Jie Li on December 3, 2009, and 15,000 shares of its common stock to James Hu on December 3, 2009.

On December 26, 2009, the Company issued to a terminated employee a total of 35,897 shares of its common stock, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment.

As of December 31, 2009, there were 16,292,614 shares of common stock issued and outstanding.

14.  SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to be vested once a year over a period of three or two years. The fair value of the awards is measured based on the grant date stock price at $3.25 per share. The amortization of share-based compensation expense was $281,667 for the three months ended December 31, 2009.

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares of its common stock to Jie Li on December 3, 2009, and 15,000 shares of its common stock to James Hu on December 3, 2009.  The fair value of the awards is measured based on the grant date stock price at $3.52 per share.  The related amortization of share-based compensation expense was $13,200 for the three months ended December 31, 2009.

On December 26, 2009, the Company issued to a terminated employee a total of 35,897 shares of its common stock, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment. The fair value of the awards is measured based on the grant date stock price at $2.37 per share.  As the employee has been terminated on December 26, 2009, all the related share-based compensation expense in the amount of $85,076 was recorded for the three months ended December 31, 2009.

A summary of the status of the Company’s unearned stock compensation as of December 31, 2009 and changes for the three months ended December 31, 2009 is presented below:

Unearned stock compensation as of October 1, 2009	$3,033,333
Unearned stock compensation granted	225,876
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(379,943)
Unearned stock compensation as of December 31, 2009	$2,879,266

15.  WARRANTS

On September 30, 2008, prior to and in conjunction with the Merger, Cayman Mega entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the institutional investor, together with other owners of Cayman Mega, received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company. In addition, Cayman Mega also issued to the institutional investor warrants to purchase 818,182 shares of the common stock of Cayman Mega at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Cayman Mega at an exercise price of $1.75 per share. No separate consideration was paid for such warrants. The Warrants, which were assumed by the Company upon the Merger, expire in four years.

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

The following is a summary of the status of warrants activities as of December 31, 2009:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, September 30, 2009	1,363,637	$1.60	3.00	$2,181,819
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2009	1,363,637	$1.60	2.75	$1,909,092

16.  EARNINGS PER SHARE

The Company has outstanding warrants to acquire 1,363,637 shares of common stock. These warrants are included in diluted weighted average shares calculation.

In September 2008, the Company entered into a reverse merger transaction with Cayman Mega. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger took place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

The following table sets forth earnings per share calculation:

	For the Three Months Ended December 31,
	2009	2008
Basic earnings per share

Net Income	$2,262,381	$1,872,604

Weighted average number of common shares outstanding-Basic	15,212,690	1,435,568

Earnings per share-Basic	$0.15	$1.30

Diluted earnings per share

Net Income	$2,262,381	$1,872,604

Weighted average number of common shares outstanding-Basic	15,212,690	1,435,568
Effect of dilutive convertible preferred stock	-	12,876,316
Effect of dilutive warrants	681,818	-
Effect of dilutive common stock to be issued	-	784,833
Effect of dilutive securities - unvested shares	1,020,000	-
Weighted average number of common shares outstanding-Diluted	16,914,508	15,096,717

Earnings per share-Diluted	$0.13	$0.12

As of December 31, 2009 and September 30, 2009, the Company had unvested stock awards of 1,020,000 shares. All unvested stock awards were included in the diluted earnings per share calculation.

17.  TAXATION

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

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. The estimated tax savings amounted to $565,595 and $515,857 for the three months ended December 31, 2009 and 2008, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.15 to $0.11 for the three months ended December 31, 2009 and $1.30 to $0.95 for the three months ended December 31, 2008.

18.  MAJOR CUSTOMERS

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009				2008
			Accounts	% of accounts			Accounts	% of accounts
	Sales	% of sales	receivable	receivable	Sales	% of sales	receivable	receivable
Jiamusi Baijiade	$1,132,650	11%	$-	0%	$-	0%	$-	0%
Chengdu Luoling	492,689	5%	-	0%	1,481,729	17%	297,145	20%
Jiamusi Duoduo	-	0%	-	0%	1,432,859	16%	179,553	12%
Total	$1,625,338	16%	$-	0%	$2,914,587	33%	$476,698	32%

19.  COMMITEMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$146,476) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$87,861), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately US$58,591) for improvements or betterment to the leased facility when the new lease term becomes effective.

As of December 31, 2009, Qinggang Mega made a total down payment of RMB 61,000,000 (approximately US$8,935,084) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 82,635,885 (approximately US$12,104,239). As of December 31, 2009, Harbin Rodobo also made down payment of RMB 4,000,000 (approximately $585,907) to purchase certain equipment. The remaining contract amount totals RMB 2,000,000 (approximately $292,954).

20.  SEGMENT INFORMATION

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

The measurement of segment income is determined as earnings before income taxes. The measurement of segment assets is based on the total assets of the segment, including intercompany advances among the PRC entities. Segment income and segment assets are reported to the Company’s chief operating decision maker (“CODM”) using the same accounting policies as those used in the preparation of these consolidated financial statements. Since July 2009, there have been sales transactions between the two operating segments in addition to intersegment advances.

The segment information for the reportable segments for the three months ended December 31, 2009 is as follows:

				Segment	Inter-segment	Consolidated
	Dairy Products	Dairy Farm	Corporate	Total	Elimination	Total
	US$	US$	US$		US$	US$
Net sales	10,075,445	1,048,766	-	11,124,211	(1,048,766)	10,075,445
Interest (expenses) income	1,354	2,221	(1,184)	2,390	-	2,390
Depreciation and amortization	215,479	-	-	215,479	-	215,479
Segment net income (loss) before tax	2,043,769	443,831	(491,871)	1,995,729	266,653	2,262,381
Segment assets	24,148,078	16,376,816	6,490,926	47,015,821	(19,997,706)	27,018,115

The segment information for the reportable segments for the three months ended December 31, 2008 is as follows:

				Segment	Inter-segment	Consolidated
	Dairy Products	Dairy Farm	Corporate	Total	Elimination	Total
	US$	US$	US$		US$	US$
Net sales	8,860,825	-	-	8,860,825	-	8,860,825
Interest income (expenses)	(82,423)	195	1,610	(80,618)	-	(80,618)
Depreciation and amortization	42,450	-	-	42,450	-	42,450
Segment net income (loss) before tax	2,050,154	(1,648)	(175,900)	1,872,606	2,458,838	4,331,443
Segment assets	18,492,881	11,744,183	6,165,293	36,402,357	(17,782,997)	18,619,359

A reconciliation of reportable segment net sales, net income before tax and assets to the consolidated total is as follows:

	2009	2008
	US$	US$
Net sales
Total net sales for reportable segments	11,124,211	8,860,825
Elimination of intersegment sales	(1,048,766)	-
Consolidated net sales	10,075,445	8,860,825

	2009	2008
	US$	US$
Net income before tax
Total net income before tax for reportable segments	1,995,729	1,872,606
Elimination of unrealized profit	266,653	-
Consolidated net income before tax	2,262,381	1,872,606

	2009	2008
	US$	US$
Assets
Total assets for reportable segments	47,015,821	36,402,357
Elimination of intercompany receivables	(19,974,249)	(6,042,649)
Eliminaiton of intercompany investment advances	-	(11,740,348)
Elimination of unrealized profit in inventories	(23,457)	-
Consolidated total assets	27,018,115	18,619,359

21.  SUBSEQUENT EVENTS

On February 5, 2010, the Company, through its wholly-owned subsidiary Tengshun Technology, acquired 100% of the equity interest in Ewenkeqi Beixue Diary, Ltd. (“Ewenkeqi Beixue”), Hulunbeier Beixue Diary Co., Ltd (“Hulunbeier Beixue”), and Hulunbeier Hailaer Beixue Diary Factory (“Hulunbeier Hailaer Beixue”). Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue are three PRC companies engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.

Pursuant to the Equity Transfer Agreements entered into on February 5, 2010, the Company paid RMB500,000 (approximately $73,236) in cash and issued 800,000 shares of its common stock in exchange for 100% of the equity interest in Ewenkeqi Beixue; RMB1,000,000 (approximately $146,473) in cash and 1,000,000 shares of its common stock in exchange for 100% of the equity interest in Hulunbeier Beixue; and RMB600,000 (approximately $87,884) in cash, 8,800,000 shares of its common stock and 2,000,000 shares of Series A Preferred Stock in exchange for 100% of the equity interest in Hulunbeier Hailaer Beixue. Mr. Yanbin Wang, who owned 51% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also the Company’s Chairman, Chief Executive Officer and a major stockholder. An unaffiliated third-party owned 49% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interest in Hulunbeier Hailaer Beixue prior to the acquisitions. In connection with the acquisitions, on February 5, 2010, the Company entered into Securities Purchase Agreements with three British Virgin Islands companies: August Glory Limited, Fame Ever Limited, and Fortune Fame International Limited, which, as designees of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, would be issued 1,250,000 shares of Common Stock, 3,050,000 shares of Common Stock, and 6,300,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock, respectively, as consideration for the acquisitions.

The Series A Preferred stock has the right to six votes per share, voting along with the Common Stock as one class, but otherwise does not have any other rights of a shareholder.

In connection with the acquisitions, Mr. Yanbin Wang and the unaffiliated third-party also entered into Incentive Option Agreements pursuant to which they have to right to earn back all the outstanding equity interest in Fortune Fame International Limited and Fame Ever Limited within three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of Rodobo International,  Inc. for the three months ended December 30, 2009 and 2008, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

On September 30, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among its wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation, Cayman Mega and shareholders of Cayman Mega. Pursuant to the Merger Agreement, Navstar Media Holdings, Inc. acquired 100% ownership interest in Cayman Mega, which owned 100% of Harbin Rodobo (the “Merger”). At the closing, the Company acquired all of the issued and outstanding capital stock of Cayman Mega from Cayman Mega’s shareholders in exchange for shares of common stock and shares of convertible preferred stock, which upon conversion of the preferred stock into common stock would equal approximately 93% of the issued and outstanding shares of common stock of the Company. Concurrently with the Merger, the Company changed its name to “Rodobo International, Inc.”.

In connection with the Merger, 10,293,359 shares of common stock issued to former employees of Rodobo and shareholders of prior subsidiaries were cancelled. Per agreements with certain convertible note holders holding collectively $1,000,000 original face value of the convertible notes (“Notes”), all Notes were suspended and on May 12, 2009 have been converted into 452,830 shares of our common stock along with a conversion of an additional pre-Merger bridge loan note into 152,003 shares of our common stock and the conversion of our shares of convertible preferred stock into 12,976,316 of our common stock.

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

In July 2009, we started our own cow farm through our VIE Qinggang Mega and as of the date of this report we have 1,140 cows providing 22 tons of raw milk per day to Harbin Rodobo for further processing. On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Three Months Ended December 31,				Change
	2009	% of sales	2008	% of sales	$	%

Net sales	$10,075,445	100.0%	$8,860,825	100.0%	$1,214,620	13.7%
Cost of goods sold	4,780,299	47.4%	4,357,117	49.2%	423,182	9.7%

Gross profit	5,295,146	52.6%	4,503,708	50.8%	791,438	17.6%

Operating expenses:
Distribution expenses	2,586,173	25.7%	2,119,352	23.9%	466,821	22.0%
General and administrative expenses	607,215	6.0%	388,682	4.4%	218,533	56.2%
Depreciation and amortization expenses	115,665	1.1%	42,450	0.5%	73,214	172.5%

Total operating expenses	3,309,053	32.8%	2,550,484	28.8%	758,568	29.7%
					-
Operating income	1,986,094	19.7%	1,953,224	22.0%	32,870	1.7%

Subsidy income	273,897	2.7%	-	0.05	273,897	n/a
Other (expenses) income	2,390	0.0%	(80,618)	-0.9%	83,009	-103.0%

Income before income taxes	2,262,381	22.5%	1,872,604	21.1%	389,777	20.8%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$2,262,381	22.5%	$1,872,604	21.1%	389,777	20.8%

Other comprehensive income:
Foreign currency translation adjustment	(2,184)	0.0%	(39,780)	-0.4%	37,596	-94.5%

Comprehensive income	$2,260,197	22.4%	$1,832,824	20.7%	427,373	23.3%

Net Sales:

Net sales for the three months ended December 31, 2009 were $10.1 million, an increase of approximately $1.2 million or 13.7%, compared to net sales for the three months ended December 31, 2008. This increase was primarily driven by volume growth, with the average selling price remaining flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the 9 provinces and Beijing in which we currently sell products. The increase was also attributed to the launch of a new product series called “Peer” under our baby/infant formula product line in July 2009. Sales generated from Peer product series were approximately $3.8 million for the three months ended December 31, 2009.

Cost of Goods Sold:

Cost of goods sold increased approximately $0.4 million, or 9.7% from $4.4 million for the three months ended December 31, 2008 to $4.8 million for the three months ended December 31, 2009. This increase was primarily attributable to the sales increase over periods and the increase in cost of raw materials.

Gross Profit:

Our gross profit increased approximately $0.8 million for the three months ended December 31, 2009, an increase of 17.6% compared to the gross profit for the three months ended December 31, 2008. The overall gross profit margin had improved from 50.8% in the three months ended December 31, 2008 to 52.6% in the three months ended December 31, 2009.

The improvement of our gross profit margin was mainly driven by the high-margin new baby/infant formula “Peer”, which has a gross margin of 70% and accounted for approximately 38.1% of total sales in the three months ended December 31, 2009.

Operating expenses:

Operating expenses for the three months ended December 31, 2009 were $3.3 million, an increase of approximately $0.8 million or 29.7% compared to the three months ended December 31, 2008. Operating expenses as a percentage of net sales increased from 28.8% in the three month ended December 31, 2009 to 32.8% in the three months ended December 31, 2008.

Distribution expenses increased by approximately $0.5 million, and an increase of 22.0% for the three months ended December 31, 2009, compared with the figure for the three months ended December 31, 2008. The increase was mainly due to an increase of $0.3 million in distribution expense reimbursements as a result of sales increases and market expansion.

General and administrative expenses increased by $0.2 million, or approximately 56.2%, from $0.4 million for the three months ended December 31, 2008 to $0.6 million for the three months ended December 31, 2009. The increase was primarily due to $0.4 million of stock-based compensation expenses in the three months ended December 31, 2009. On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares of its common stock to Jie Li on December 3, 2009, and 15,000 shares of its common stock to James Hu on December 3, 2009. On December 26, 2009, the Company issued to a terminated employee a total of 35,897 shares of its common stock, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment. We did not incur stock-based compensation expenses in the three months ended December 31, 2008.

Depreciation and amortization expenses increased by $0.07 million, or approximately 172.5% from $0.04 million for the three months ended December 31, 2008 to $0.11 million for the three months ended December 31, 2009. The increase was due to addition of fixed assets.

Overall, due to the increase in net sales and improvement in gross profit margin, offsetting by the increase in operating expenses, we recorded a 1.7% increase (approximately $0.03 million) in income from operations in the three months ended December 31, 2009 compared with the three months ended December 31, 2008.

Income Tax:

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. The estimated tax savings amounted to $565,595 and $515,857 for the three months ended December 31, 2009 and 2008, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.15 to $0.11 for the three months ended December 31, 2009 and $1.30 to $0.95 for the three months ended December 31, 2008.

Net Income:

We achieved $2.3 million of net income for the three months ended December 31, 2009, an increase of $0.4 million (approximately 20.8%) compared with $1.9 million for the three months ended December 31, 2008. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to a $0.3 million of non-recurring subsidy income from the government in the three months ended December 31, 2009.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended December 31, 2009 were negative $0.002 million compared to negative $0.039 million for the three months ended December 31, 2008. The exchange rate was 6.827 RMB per US Dollar at December 31, 2009 versus 6.826 RMB per US Dollar at September 30, 2009 while the exchange rate was 6.823 RMB per US Dollar at December 31, 2008 versus 6.790 RMB per US Dollar at September 30, 2008.

Loans to Related Parties:

In January 2009, the Company loaned RMB 8.1 million (approximately US$1.2 million) to Mr. Yanbin Wang and Mr. Xuelong Wang for them to acquire the equity interests in Qinggang Mega. Mr. Yanbin Wang and Mr. Xuelong Wang pledged to the Company their equity interest in Qinggang Mega for the repayment of the loans. The transaction, including the loan, was made solely in order for the Company to obtain government tax preferential treatment in the wake of the powered-milk contamination scandal in China, and not for any personal interest of the shareholders. By transferring ownership to PRC citizens, Qinggang Mega became a PRC domestic company and is qualified to obtain tax preferential treatment which is granted to the PRC domestic company opposed to a subsidiary owned by a foreign company. The loans bear no interest. The loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a Variable Interest Entity during consolidation. As of December 31, 2009, the total amount of interest-free loans to Mr. Yanbin Wang and Mr. Xuelong Wang was RMB $8.1 million (approximately US$1.2 million).

Loans from Related Parties:

During the ordinary course of business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The borrowings are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,054 as of December 31, 2009, which are expected to be paid by September 30, 2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,
	2009	2008

Net cash provided by operating activities	2,546,240	248,795

Net cash used in investing activities	(1,309,973)	(1,922,180)

Net cash provided by financing activities	-	2,971,033

Effect of exchange rate changes on cash and cash equivalents	(109)	(111)

Net increase in cash and cash equivalents	1,236,159	1,297,537

Cash and cash equivalents, beginning of period	1,640,259	659,029

Cash and cash equivalents, end of period	$2,876,418	$1,956,566

Our cash balance increased by $1.3 million to $2.9 million on December 31, 2009, as compared to $1.6 million on September 30, 2009. The increase was mainly attributable to net cash provided by operating activities of $2.5 million, offset by net cash used in investing activities of $1.3 million in the three months ended December 31, 2009.

22

Net Cash Provided by Operating Activities

For the three months ended December 31, 2009, we generated approximately $2.5 million in cash from operating activities, compared with $0.2 million generated in cash from operating activities for the three months ended December 31, 2008. The increase in net cash flows provided by operating activities was attributable primarily to a decrease in inventory of $0.7 million, an increase in accounts payable and other payable of $1.4 million and a decrease in advances from customers of $1.2 million, offset by an increase in accounts receivable and other receivables of $1.5 million. The decrease of work-in-process from $1,3 million as of September 30, 2009 to $0.3 million as of December 31, 2009 was mainly due to the larger amount of bulk powdered milk and the newly launched formula products under the brand name of “Peer” as of September 30, 2009 compared to December 31, 2009 . Finished goods was $0.05 million as of September 30, 2009 compared to $0 as of December 31, 2009, since we sold out all of our finished goods as of December 31, 2009.

Net Cash Used in Investing Activities

We usually finance our operations from funds generated by operating activities. For the three months ended December 31, 2009, we spent $1.3 million in investing activities, compared with $1.9 million for the three months ended December 31, 2008. This decrease was primarily because the Company paid $1.9 million of deposits on land and equipment in connection with the construction of Qinggang Mega’s new dairy farm in the three months ended December 31, 2008. There was only $0.6 million of payment made in the three months ended December 31, 2009 in connection with the purchase of equipment by Harbin Rodobo. The remaining amount spent in investing activities in the three months ended December 31, 2009 mainly includes $0.3 million used in purchase of fixed assets and $0.4 million investment advances paid to Mr. Honghai Zhang, the sole owner of Hulunbeier Hailaer Beixue Diary Co., Ltd (“Hulunbeier Hailaer Beixue”) in connection with the Company’s acquisition of Hunlunbeier Hailaer Beixue

Net Cash Provided By Financing Activities

There were no financing activities in the three months ended December 31, 2009. For the three months ended December 31, 2008, approximately $3.0 million was provided by financing activities, primarily related to the receipt of a $3.0 million investment associated with an investment agreement that we entered into with an investor on September 30, 2008 and received in October 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. The Company is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of Common Stock to Zhiqiang E on November 16, 2009, 15,000 shares of Common Stock to Jie Li on December 3, 2009, and 15,000 shares of Common Stock to James Hu on December 3, 2009. The shares issued to the independent directors were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rodobo International, Inc.

By:	/s/ Yanbin Wang
Yanbin Wang Chief Executive Officer (Principal Executive Officer) Dated: February 12, 2010

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: February 12, 2010