Form 10-Q
period 2010-03-31
Rodobo International Inc
filed 2010-05-17
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

011-86-451-82260522
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,892,614 shares of common stock outstanding as of May 12, 2010.

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) Rodobo International, Inc., a Nevada corporation (“Rodobo”) formerly known as Navstar Media Holdings, Inc. (“Navstar”), (ii) Mega Profit Limited (“Cayman Mega”), a wholly-owned subsidiary of Rodobo and a Cayman Islands company, (iii) Harbin Mega Profit Enterprise Management & Consultation Co., Ltd. (“Harbin Mega”), a wholly-owned subsidiary of Cayman Mega and a wholly foreign-owned entity (“WFOE”) incorporated under the laws of the People’s Republic of China, (“PRC” or “China”),  (iv) Harbin Rodobo Dairy Co., Ltd. (“Harbin Rodobo”), a wholly-owned subsidiary of Cayman Mega and a WFOE incorporated under the laws of PRC, (v) Harbin Tengshun Technical Development Co., Ltd. (“Tengshun Technology”), a PRC company and a wholly-owned subsidiary of  Harbin Mega, (vi) Qinggang Mega Profit Agriculture Company (“Qinggang Mega”), a PRC company and a variable interest entity (“VIE”) which we control through the contractual arrangement (“VIE Arrangement”) between Qinggang Mega and Harbin Mega, (vii) Ewenkeqi Beixue Dairy Co., Ltd., a PRC company and wholly owned subsidiary of Tengshun Technology, (viii) Hulunbeier Beixue Dairy Co., Ltd., a PRC company and wholly owned subsidiary of Tengshun Technology, and (ix) Hulunbeier Hailaer Beixue Dairy Factory, a PRC company and wholly owned subsidiary of Tengshun Technology.  In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. References to “yuan”, “renminbi” or “RMB” are to the Chinese yuan, which is also known as the renminbi.

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

In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other forward looking information. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. There may be events in the future that we are not able to accurately predict or control.

All forward looking statements included in this Quarterly Report are based on information available to us on the date of this Quarterly Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report.

PART I
Item 1.           Financial Statements.
RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,295,761	$1,640,259
Accounts receivable, net	8,827,943	2,015,044
Other receivable	275,751	5,602
Loans to others	827,761	-
Inventories, net	2,679,354	1,576,723
Prepaid expenses	45,336	19,040
Advances to suppliers	1,847,547	-

Total current assets	20,799,453	5,256,668

Property, plant and equipment, net	19,996,180	738,537

Biological assets, net	3,355,742	2,499,625

Other assets:
Restricted cash	39,555	-
Loans to shareholders	820,904	-
Deposits on biological assets	-	988,818
Deposits on land and equipment	11,295,247	9,961,429
Intangible assets, net	10,338,783	4,526,117

Total other assets	22,494,489	15,476,364

Total Assets	$66,645,864	$23,971,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$1,677,439	$-
Accounts payable	4,824,438	1,246,818
Other payable	546,944	50,293
Accrued expenses	272,659	175,456
Advance from customers	2,026,093	-
Due to related parties	1,185,062	1,185,062

Total current liabilities	10,532,635	2,657,629

Temporary equity - series A preferred stock, $0.0001 par value, 30,000,000
shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2010	4,100,000	-

Stockholders' equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,
26,892,614 and 16,216,717 shares issued and outstanding
as of March 31, 2010 and September 30, 2009, respectively	2,689	1,622
Additional paid in capital	33,033,045	4,355,085
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	21,303,451	15,189,860
Accumulated other comprehensive income	852,256	845,210

Total stockholders' equity	56,113,229	21,313,565

Total Liabilities and Stockholders' Equity	$66,645,864	$23,971,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

For The Three Months Ended March 31,
For The Six Months Ended March 31,

2010
2009
2010
2009

 Net sales
	$15,330,579	$6,303,017	$25,406,025	$15,163,842

 Cost of goods sold
	9,324,276	4,026,269	14,104,575	8,383,386

Gross profit	6,006,303	2,276,748	11,301,450	6,780,456

 Operating expenses:

 Distribution expenses
	2,846,944	1,105,652	5,433,116	3,225,004

 General and administrative expenses
	980,105	427,476	1,702,986	858,608

Total operating expenses	3,827,049	1,533,128	7,136,102	4,083,612

 Operating income
	2,179,254	743,620	4,165,348	2,696,844

 Subsidy income
	-	438,730	273,897	438,730

 Gain on bargain purchase
	1,677,020	-	1,677,020	-

 Interest expenses
	(25,563)	-	(25,563)	-

 Other income (expenses)
	20,499	14,768	22,889	(65,850)

 Income before income taxes
	3,851,210	1,197,119	6,113,591	3,069,724

 Provision for income taxes
	-	-	-	-

 Net income
	$3,851,210	$1,197,119	$6,113,591	$3,069,724

 Other comprehensive income:

     Foreign currency translation adjustment
	9,230	(25,774)	7,046	(65,554)

 Comprehensive income
	$3,860,440	$1,171,345	$6,120,637	$3,004,170

 Earnings per share

     Basic
	$0.18	$0.83	$0.34	$2.14

     Diluted
	$0.17	$0.08	$0.31	$0.20

 Weighted average shares outstanding

     Basic
	21,043,725	1,435,568	18,096,169	1,435,568

     Diluted
	22,706,292	15,196,717	19,758,735	15,196,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$6,113,591	$3,069,724
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,215,529	132,709
Stock-based compensation	696,809	-
Gain on bargain purchase	(1,677,020)	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees and other receivables	(2,664,291)	(675,037)
Inventories	742,046	(140,326)
Prepaid expenses	(26,289)	(17,642)
Advances to suppliers	1,500,731	-
Increase (decrease) in -
Accounts payable and other payable	1,504,910	(944,476)
Accrued expenses	(500,152)	(347,153)
Advance from customers	(570,447)	(1,154,023)

Net cash provided by (used in) operating activities	6,335,417	(76,224)

Cash flows from investing activities
Purchase of fixed assets	(394,212)	(27,325)
Cash acquired in acquisitions, net of cash paid	1,055,994	-
Collection of loan to others	732,300	-
Collection of loan to shareholders	923,627	-
Loan to related parties	-	(1,170,621)
Deposits on land and equipment	(2,614,419)	(2,632,380)

Net cash used in investing activities	(296,710)	(3,830,326)

Cash flows from financing activities
Proceeds from subscription receivable	-	3,000,000
Proceeds from short-term loans	549,237	-
Proceeds from capital contribution of Qinggang Mega	-	1,170,621
Repayment of related party loans	(1,933,667)	(14,689)

Net cash (used in) provided by financing activities	(1,384,430)	4,155,932

Effect of exchange rate changes on cash and cash equivalents	1,226	(4,051)

Net increase in cash and cash equivalents	4,655,502	245,330

Cash and cash equivalents, beginning of period	1,640,259	659,030

Cash and cash equivalents, end of period	$6,295,761	$904,360

Supplemental disclosures of cash flow information:

Interest paid	$30,297	$4,878
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for stock-based compensation for services	$225,876	$-
Common stock issued for business acquisition	$23,850,000	$-
Preferred stock issued for business acquisition	$4,100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

1.	ORGANIZATION

Rodobo International, Inc. (the "Company"), through its subsidiaries, Mega Profit Limited ("Cayman Mega"), a corporation formed under the laws of the Cayman Islands, Harbin Mega Profit Management Consulting Co., Ltd. ("Harbin Mega"), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China ("PRC"  or "China"), and  Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"), a wholly foreign-owned entity incorporated under the PRC laws, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, middle-aged and elderly under the brand names of "Rodobo", "Healif" and "Peer".

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

On November 9, 2009, Harbin Tengshun Technical Development Co., Ltd. (“Tengshun Technology”), was incorporated under the PRC laws, which is engaged in developing, consulting and transferring dairy product technologies. Tengshun Technology is a wholly owned subsidiary of Harbin Mega.

On February 5, 2010, through Tengshun Technology, the Company acquired 100% of the equity interest in Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”), Ewenkeqi Beixue Dairy, Ltd. (“Ewenkeqi Beixue”), and Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”) (“Acquisitions”). Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue are three PRC companies that are engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products and were established under the laws of the PRC on February 4, 2002, April 27, 2005 and March 26, 2007, respectively.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years. The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Cayman Mega, Harbin Mega, Harbin Rodobo, Tengshun Technology, Hulunbeier Hailaer Beixue, Hulunbeier Beixue, Ewenkeqi Beixue and the VIE, Qinggang Mega. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

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

RISKS OF LOSSES - The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

ACQUISITIONS – The purchase accounting method was used to account for the acquisition of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are initially measured at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of the acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of the acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the next assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the six months ended March 31, 2010.

CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision.

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

Building	30 years

Leasehold improvement	5.5 years

Machinery, equipment and automobiles	5-10 years

CONSTRUCTION IN PROGRESS - Construction in progress represents the direct costs of construction or acquisition incurred. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying value of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of March 31, 2010.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded for the six months ended March 31, 2010 and 2009.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $0 and $222,447 for the three months ended March 31, 2010 and 2009, respectively, and totaled $36,617 and $487,350 for the six months ended March 31, 2010 and 2009, respectively.

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

FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. As of March 31, 2010 and 2009, the exchange rate was 6.83 RMB per US Dollar.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of March 31, 2010 and 2009 due to the relatively short-term nature of these instruments.

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

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s operating results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NEW ACCOUNTING PRONOUNCEMENTS – In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined that the adoption of this rule does not have a material impact on its financial statements.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, FASB amended Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this rule to have a material impact on its financial statements.

In December 2009, FASB amended Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this rule; however, the Company does not expect the adoption of this rule to have a material impact on its financial statements.

4.	ACQUISITIONS

Effective February 5, 2010, the Company, through its wholly-owned subsidiary, Tengshun Technologies, completed the acquisition of 100% equity interest in Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The results of operations of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue from February 5, 2010 to March 31, 2010 have been included in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the six months ended March 31, 2010. Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, at the time of the acquisition, were engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

4.	ACQUISITIONS (Continued)

Mr. Yanbin Wang, who owned 51% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also the Company’s Chairman, Chief Executive Officer and a major stockholder. An unaffiliated third-party owned 49% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interest in Hulunbeier Hailaer Beixue prior to the acquisitions. In connection with the acquisitions, on February 5, 2010, the Company entered into a Securities Purchase Agreements with three British Virgin Islands companies: August Glory Limited, Fame Ever Limited, and Fortune Fame International Limited, which, as designees of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, would be issued 1,250,000 shares of Common Stock, 3,050,000 shares of Common Stock, and 6,300,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock, respectively, as consideration for the acquisitions. In connection with the acquisitions, Mr. Yanbin Wang and the unaffiliated third-party also entered into Incentive Option Agreements pursuant to which Mr. Yanbin Wang has the right to receive all outstanding equity interest in Fortune Fame International Limited for nominal consideration over a three year period.

The acquisition was accounted for under the purchase accounting method in accordance with ASC 805. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the six months ended March 31, 2010.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

4.	ACQUISITIONS (Continued)

The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Hulunbeier Hailaer Beixue:

Cash paid	$87,884
Fair value of common stock issued	19,800,000
Fair value of Series A preferred stock issued	4,100,000
Total purchase price	$23,987,884

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$1,339,645
Accounts receivable, net	4,009,453
Other receivable	3,202,939
Inventories	1,829,438
Prepaid expenses	3,331,526
Property, plant and equipment, net	12,525,546
Restricted cash	39,548
Intangible assets, net	5,411,337
Total assets	$31,689,432

Liabilities:
Accounts payable	$2,376,376
Short-term loan	1,127,856
Other payables	106,130
Accrued expenses	477,001
Advances from customers	2,585,937
Total liabilities	$6,673,300

Net assets acquired at fair value	$25,016,132

Gain on bargain purchase	$1,028,248

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

4.	ACQUISITIONS (Continued)

Ewenkeqi Beixue:

Cash paid	$73,236
Fair value of common stock issued	1,800,000
Total purchase price	$1,873,236

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$15,762
Other receivable	1,655,603
Inventories	26,470
Property, plant and equipment, net	1,237,614
Total assets	$2,935,449

Liabilities:
Accounts payable	$31,319
Other payables	954,591
Accrued expenses	20,399
Total liabilities	$1,006,309

Net assets acquired at fair value	$1,929,140

Gain on bargain purchase	$55,904

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

4.	ACQUISITIONS (Continued)

Hulunbeier Beixue:

Cash paid	$146,473
Fair value of common stock issued	2,250,000
Total purchase price	$2,396,473

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$8,194
Accounts receivable	164,487
Inventories	979
Prepaid expenses	21,139
Property, plant and equipment, net	4,457,264
Intangible assets, net	795,286
Total assets	$5,447,349

Liabilities:
Accounts payable	$48,675
Other payables	2,398,873
Accrued expenses	176
Advances from customers	10,284
Total liabilities	$2,458,008

Net assets acquired at fair value	$2,989,341

Gain on bargain purchase	$592,868

The following unaudited pro forma condensed combined statement of income presents the combined results of the Company’s operations with Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue as if the acquisitions had occurred on October 1, 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Pro forma revenues	$15,690,306	$11,706,154	$30,008,045	$26,221,181
Pro forma gross profit	6,095,190	2,946,380	12,027,240	7,831,297
Pro forma net income	2,960,307	1,160,210	5,214,931	2,731,830
Pro forma net income per share - basic	$0.11	$0.10	$0.20	$0.23
Pro froma net income per share - diluted	$0.11	$0.07	$0.19	$0.17
Pro forma weighted average shares outstanding - basic	25,872,614	12,035,568	25,842,323	12,035,568
Pro forma weighted average shares outstanding - diluted	27,535,181	16,256,717	27,504,889	16,256,717

In the unaudited pro forma results, additional depreciation and amortization of the fair value of the fixed assets and intangible assets in excess of their respective book value have been recorded.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

5.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable as of March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31, 2010	September 30, 2009

Accounts receivable	$8,995,762	$2,015,044
Less: Allowance for doubtful accounts	167,819	-

Total net accounts receivable	$8,827,943	$2,015,044

6.	LOAN TO OTHERS

Hulunbeier Hailaer Beixue occasionally provides loans to non-related companies in order to develop favorable business relationship. These loans are free of interest and due on demand. The Company has an outstanding loan of $827,761 to one non-related company as of March 31, 2010. No allowance is considered necessary because the Company’s management has determined the loan will be collected by June 2010.

7.	INVENTORIES

Inventories consist of the following as of March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009

Raw materials	$1,203,988	$196,504
Work-in-progress	723,994	1,272,575
Finished goods	728,210	48,863
Packing materials	23,162	58,780
Total inventories	$2,679,354	$1,576,723

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009

Building improvement	$13,290,076	$507,803
Plant and machinery	9,692,779	599,270
Motor vehicles	481,061	21,104
Computers and equipment	77,270	12,119
	23,541,186	1,140,296
Less: accumulated depreciation	(3,545,006)	(401,759)
Total fixed assets, net	$19,996,180	$738,537

Depreciation expense was $589,382 and $71,931 for the three months ended March 31, 2010 and 2009, respectively, and totaled $675,753 and $96,148 for the six months ended March 31, 2010 and 2009, respectively.

9.	BIOLOGICAL ASSETS

Biological assets consist of the following as of March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009

Mature biological assets	$2,815,022	$1,826,018
Immature biological assets	751,674	739,211
	3,566,695	2,565,229
Less: accumulated depreciation	(210,953)	(65,604)
Total biological assets, net	$3,355,742	$2,499,625

Depreciation expense was $79,717 and $0 for the three months ended March 31, 2010 and 2009, respectively, and totaled $145,311 and $0 for the six months ended March 31, 2010 and 2009, respectively.

10.	DEPOSITS ON BIOLOGICAL ASSETS

As of September 30, 2009, Qinggang Mega made a total down payment of RMB 6,750,000 (approximately $988,818) to purchase additional dairy cows. The Company received the delivery of those dairy cows in January 2010 and has reclassified them to biological assets.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

11.	DEPOSITS ON LAND AND EQUIPMENT

As of March 31, 2010, Qinggang Mega made a total down payment of RMB 91,410,400 (approximately $9,559,207) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 52,225,485 (approximately $7,651,099). As of March 31, 2010, the site construction has not been completed and part of land has not been put into use. We expect to receive the government certification related to the land in late 2010.

As of March 31, 2010, Harbin Rodobo also made down payment of RMB 4,000,000 (approximately $586,005) in connection with its building constructions. The remaining contract amount totals RMB 2,000,000 (approximately $293,003).

As of March 31, 2010, Hulunbeier Hailaer Beixue made a total down payment of RMB 7,850,000 (approximately $1,150,035) in connection with its building constructions. The remaining contract amount totals RMB 1,450,000 (approximately $212,427).

12.	INTANGIBLE ASSETS

On July 1, 2008,  the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) to obtain a powdered milk product formula specifically developed for middle aged and elderly with a total fee of RMB 5,000,000 (approximately $732,384) to be paid to CNS. The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of December 31, 2009, the Company has made a first installment payment of RMB 3,000,000 (approximately $439,430) to CNS. The remaining payment will be due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,308 and $18,328 for the three months ended March 31, 2010 and 2009, respectively, and totaled $36,617 and $36,561 for the six months ended March 31, 2010 and 2009, respectively.

On October 30, 2008, The Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children with a total fee of RMB 3,000,000 (approximately $439,430). As of December 31, 2009, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $10,985 and $0 for the three months ended March 31, 2010 and 2009, respectively, and totaled $21,970 and $0 for the six months ended March 31, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

12.	INTANGIBLE ASSETS (Continued)

Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land are owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately $3.2 million). Qinggang Mega was also obligated to pay a one-time relocation compensation in the amount of RMB 2.0 million (approximately $0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation compensation costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $34,219 and $0 for the three months ended March 31, 2010 and 2009, respectively, and totaled $68,439 and $0 for the six months ended March 31, 2010 and 2009, respectively.

On February 5, 2010, the Company acquired Hulunbeier Hailaer Beixue and Hulunbeier Beixue’s intangible assets consisting of land use right and customer list which are amortized using the straight line method over 50 years and 3 years, respectively. The fair market value of acquired intangible assets was $6,206,623, including $1,535,929 of land use right and $4,670,695 of customer list.

Net intangible assets at March 31, 2010 and September 30, 2009 were as follows:

	March 31, 2010	September 30, 2009
Land use right	$5,153,103	$3,490,953
Customer list	4,670,695	-
Formula technology	1,172,010	1,171,933
	10,995,808	4,662,886
Less: accumulated amortization	(657,025)	(136,769)

	$10,338,783	$4,526,117

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Land use right	170,110	170,110	170,110	170,110	170,110	4,066,162	4,916,712
Customer list	1,556,898	1,556,898	1,297,415	-	-	-	4,411,212
Formula technology	117,175	117,175	117,175	117,175	117,175	424,986	1,010,859
Total	$1,844,183	$1,844,183	$1,584,700	$287,285	$287,285	$4,491,148	$10,338,783

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

13.	RELATED PARTY TRANSACTIONS

Qinggang Mega operates the Company’s own dairy farm and sells fresh milk to Harbin Rodobo (refer to note 22 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of March 31, 2010, the total amount of interest-free loans to the shareholders of Qinggang Mega was RMB $8.1 million (approximately $1.2 million).  These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 as of March 31, 2010 and September 30, 2009. The $1,185,062 loans as of March 31, 2010 are expected to be paid by September 30, 2010.

As of March 31, 2010, the Company had $820,904 loans to shareholders. The loans are unsecured and non-interest bearing. Of the total amount, $102,611 was repaid in April 2010 and the remaining $718,293 will be due in May 2010.

14.	SHORT-TERM LOANS

In conjunction with the acquisition of Hulunbeier Hailaer Beixue, the Company assumed the short-term loans of the acquired company. As of March 31, 2010, the Company had a total of $1,677,439 short-term loans, including the followings:

Lender	Term		Annual Interest rate	Amount

Hulunbeier City Rundafeng	2009.5.27	2010.6.27	21.2%	$131,851
Xinghai Credit Union	2009.07.06	2010.07.05	9.6%	351,603
Xinghai Credit Union	2009.12.4	2010.12.3	10.1%	644,606
Xinghai Credit Union	2010.2.25	2011.2.24	10.1%	549,380
Total				$1,677,439

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

14.	SHORT-TERM LOANS (Continued)

The $131,851 loan with Hunlunbeier City Rundafeng is guaranteed by a non-related party, Hulunbeier Jayin Motorcycle Trading Limited. The $351,603 loan with Xinghai Credit Union is guaranteed by a non-related party, Hulunbeier Middle Small Corporation Investment Guarantor Limited. Hunlunbeier Hailaer Beixue’s building and equipment with a total estimate fair value of RMB 13,320,000 (approximately $1,951,397) is used as collateral for the $644,606 loan with Xinghai Credit Union. Additionally, Hulunbeier Hailaer Beixue’s assets are used as collateral for the $549,380 loan with Xinghai Credit Union.

Interest expenses were $25,563 for the six months and three months ended March 31, 2010.

15.	STOCKHOLDER’S EQUITY

On April 2, 2009, the Company increased its authorized capital from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 per share and 15,000,000 shares of preferred stock, par value $0.001 per shares to 230,000,000 authorized capital, consisting of 200,000,000 shares of common stock par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share. As a result, 12,976,316 shares of convertible preferred stock were converted to common stock on May 12, 2009. On May 12, 2009, the Company issued 604,833 shares of its common stock to certain former note holders of the shell company and 180,000 shares of its common stock to predecessor auditors in connection with the settlement of fees based on the agreements reached prior to the reverse merger transaction with Cayman Mega in September 2008 ("Merger"). On August 8, 2009, the Company issued 1,020,000 shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009 (as described in Note 15 hereto).

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

15.	STOCKHOLDER’S EQUITY (Continued)

In conjunction with the Acquisitions on February 5, 2010, the Company issued 10,600,000 shares of its common stock as part of the consideration. In conjunction with the Acquisitions, the Company also issued 2,000,000 shares of Series A preferred stock, which implies a voting-interest multiple of six. The shares of preferred stock were valued $4.1 million by the Company’s management giving consideration to the valuation services provided by an independent third party. These preferred shares are not convertible into common shares of the Company and are not freely traded in the market. The preferred shares also do not contain any dividend right, liquidation preference right, redemption right or preemptive right. As the Company’s CEO, Mr. Yanbin Wang, owns over 51% of the voting rights of the Company, the preferred stock terms can be amended and become the Company’s liability as opposed to equity. Therefore, the preferred shares are classified as temporary equity on the Company’s balance sheet.

16.	SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to be vested once a year over a period of two or three years. The fair value of the awards is measured based on the grant date stock price of $3.25 per share. The amortization of share-based compensation expense was $281,667 and $563,333 for the three months and six months ended March 31, 2010, respectively.

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares of its common stock to Jie Li on December 3, 2009, and 15,000 shares of its common stock to James Hu on December 3, 2009.  The fair value of the awards is measured based on the grant date stock price each  at $3.52 per share.  The related amortization of share-based compensation expense was $13,200 and $48,400 for the three months and six months ended March 31, 2010, respectively.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

16.	SHARE-BASED COMPENSATION (Continued)

A summary of the status of the Company’s unearned stock compensation as of March 31, 2010 and changes for the six months ended March 31, 2010 is presented below:

Unearned stock compensation as of October 1, 2009	$3,033,333
Unearned stock compensation granted	225,876
Compensation expenses debited to statement of operations
with a credit to additional paid-in capital	(696,809)
Unearned stock compensation as of March 31, 2010	$2,562,400

17.	WARRANTS

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

The Company has determined that the warrants meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as equity and included in Additional Paid-in Capital. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 100%, risk free interest rate 3.99% (no dividend yield) and expected term of four years. The fair value of those warrants at the grant date was calculated at $971,788.

The following is a summary of the status of warrants activities as of March 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Life in years	Aggregate Intrinsic Value
Outstanding, September 30, 2009	1,363,637	$1.60	3.00	$2,181,819
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2010	1,363,637	$1.60	2.50	$2,250,001

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

18.	EARNINGS PER SHARE

The Company has outstanding warrants to acquire 1,363,637 shares of common stock. These warrants are included in diluted weighted average shares calculation.

In September 2008, the Company entered into a reverse merger transaction with Cayman Mega. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805. ASC 805 states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period will be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

The following table sets forth earnings per share calculation:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Basic earnings per share

Net Income	$3,851,210	$1,197,119	$6,113,591	$3,069,724

Weighted average number of common shares outstanding-Basic	21,043,725	1,435,568	18,096,169	1,435,568

Earnings per share-Basic	$0.18	$0.83	$0.34	$2.14

Diluted earnings per share

Net Income	$3,851,210	$1,197,119	$6,113,591	$3,069,724

Weighted average number of common shares outstanding-Basic	21,043,725	1,435,568	18,096,169	1,435,568
Effect of dilutive convertible preferred stock	-	12,976,316	-	12,976,316
Effect of dilutive warrants	642,567	-	642,567	-
Effect of dilutive common stock to be issued	-	784,833	-	784,833
Effect of dilutive securities - unvested shares	1,020,000	-	1,020,000	-
Weighted average number of common shares outstanding-Diluted	22,706,292	15,196,717	19,758,735	15,196,717

Earnings per share-Diluted	$0.17	$0.08	$0.31	$0.20

As of March 31, 2010 and September 30, 2009, the Company had unvested stock awards of 1,020,000 shares. All unvested stock awards were included in the diluted earnings per share calculation. 2,000,000 shares of temperate equity - preferred stock were excluded from the diluted earnings per share calculation due to no conversion right as of March 31, 2010.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

19.	TAXATION

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

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009 but has been extended for another three years.

The estimated tax savings for the three months ended March 31, 2010 and 2009 amounted to $962,803 and $299,280, respectively, and amounted to $1,528,398 and $767,431 for the six months ended March 31, 2010 and 2009, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.18 to $0.14 for the three months ended March 31, 2010, from $0.83 to $0.63 for the three months ended March 31, 2009, from $0.34 to $0.25 for the six months ended March 31, 2010 and $2.14 to $1.60 for the six months ended March 31, 2009.

20.	MAJOR CUSTOMERS

The following table presents sales from major customers with individual sales over 10% of total net revenue for the three months ended March 31, 2010 and 2009 and the six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010				2009
	Sales	% of sales	Accounts receivable	% of accounts receivable	Sales	% of sales	Accounts receivable	% of accounts receivable
Shandong Linqu	$77,992	1%	$78,012	1%	$1,754,920	28%	$1,302,382	61%
Chengdu Luoling	-	0%	-	0%	1,404,212	22%	346,791	16%
Jiamusi Baijiade	-	0%	-	0%	658,123	10%	-	0%
Jiamusi Duoduo	93,593	1%	93,614	1%	179,474	3%	-	0%
Total	$171,584	2%	$171,626	2%	$3,996,728	63%	$1,649,173	77%

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

20.	MAJOR CUSTOMERS (Continued)

	Six Months Ended March 31,
	2010				2009
	Sales	% of sales	Accounts receivable	% of accounts receivable	Sales	% of sales	Accounts receivable	% of accounts receivable
Shandong Linqu	$523,258	2%	$78,012	1%	$1,754,920	12%	$1,302,382	61%
Chengdu Luoling	492,687	2%	-	0%	3,796,070	25%	346,791	16%
Jiamusi Baijiade	1,889,439	7%	-	0%	782,548	5%	-	0%
Jiamusi Duoduo	93,593	1%	93,614	1%	1,612,333	11%	-	0%
Total	$2,998,976	12%	$171,626	2%	$7,945,870	53%	$1,649,173	77%

21.	COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB 1,000,000 (approximately $146,501) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately $87,901), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately $58,601) for improvements or betterment to the leased facility when the new lease term becomes effective.

As of March 31, 2010, Qinggang Mega made a total down payment of RMB 91,410,400 (approximately $9,559,207) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 52,225,485 (approximately $7,651,099). As of March 31, 2010, Harbin Rodobo also made down payment of RMB 4,000,000 (approximately $586,005) to purchase certain equipment. The remaining contract amount totals RMB 2,000,000 (approximately $293,003). As of March 31, 2010, Hulunbeier Hailaer Beixue made a total down payment of RMB 7,850,000 (approximately $1,150,035) in connection with its building constructions. The remaining contract amount totals RMB 1,450,000 (approximately $212,427).

22.	SEGMENT INFORMATION

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

22.	SEGMENT INFORMATION (Continued)

The Company operates in two reportable segments: dairy products and dairy farm. The dairy products segment produces and sells dairy products, including powdered milk products for infants, children, middle-aged and elderly. The dairy products segment includes the operation of Harbin Rodobo, Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The dairy farm segment operates the Company’s own dairy farm through the operation of Qinggang Mega and provides milk to its dairy products segment. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

The segment information for the reportable segments for the six months ended March 31, 2010 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hunlunbeier Hailaer Beixue	Others	Qinggang Mega	Corporate	Segment Total	Inter-segment Elimination	Purchase Accounting Adjustments	Consolidated Total
Net sales	19,940,455	5,465,570	-	2,055,756	-	27,461,781	(2,055,756)	-	25,406,025
Interest expenses	-	(25,563)	-	-	-	(25,563)	-	-	(25,563)
Depreciation and amortization	253,285	442,655	37,511	213,751	-	947,201	-	268,328	1,215,529
Segment net income (loss) before tax	4,343,104	286,700	(43,654)	755,583	(891,169)	4,450,563	254,336	1,408,692	6,113,591
Segment assets	26,586,875	26,028,435	7,574,057	16,815,640	6,548,877	83,553,884	(22,286,128)	5,378,107	66,645,863

The segment information for the reportable segments for the three months ended March 31, 2010 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hunlunbeier Hailaer Beixue	Others	Qinggang Mega	Corporate	Segment Total	Inter-segment Elimination	Purchase Accounting Adjustments	Consolidated Total
Net sales	9,865,009	5,465,570	-	1,006,990	-	16,337,569	(1,006,990)	-	15,330,579
Interest expenses	-	(25,563)	-	-	-	(25,563)	-	-	(25,563)
Depreciation and amortization	37,806	442,655	37,511	213,751	-	731,722	-	268,328	1,000,050
Segment net income (loss) before tax	2,299,335	286,700	(43,654)	311,753	(399,298)	2,454,835	(12,317)	1,408,692	3,851,210
Segment assets	26,586,875	26,028,435	7,574,057	16,815,640	6,548,877	83,553,884	(22,286,128)	5,378,107	66,645,863

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

22.	SEGMENT INFORMATION (Continued)

A reconciliation of reportable segment net sales, net income before tax and assets to the consolidated total is as follows:

	For the Six Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2010
Net sales
Total net sales for reportable segments	27,461,781	16,337,569
Elimination of intersegment sales	(2,055,756)	(1,006,990)
Consolidated net sales	25,406,025	15,330,579

Net income before tax
Total net income before tax for reportable segments	4,450,563	2,454,835
Elimination of unrealized profit (loss)	254,336	(12,317)
Adjustment of depreciation and amortization expenses
on fair value basis for purchase accounting purpose	(268,328)	(268,328)
Gain on bargain purchase	1,677,020	1,677,020
Consolidated net income before tax	6,113,591	3,851,210

	As of March 31, 2010
Assets
Total assets for reportable segments	83,553,884
Elimination of intercompany receivables	(22,250,355)
Elimination of unrealized profit in inventories	(35,774)
Increased asset value not allocated to segments	5,378,107
Consolidated total assets	66,645,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of Rodobo International, Inc. for the three months and six months ended March 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

Overview

    We are a leading producer and distributor of powdered milk formula products in the PRC and one of the largest non-state-owned dairy companies in China. Our primary products including formula milk powder for infants and children sold under the brand names of “Rodobo” and “Peer”, and formula milk powder for middle-aged and elderly customers are currently sold under the brand name of “Healif”. We also produce and market raw whole milk powder, which is used to produce ice-cream, candies, baked food, instant beverages, nutritional food and fast food.

    On September 30, 2008, our predecessor, Navstar, entered into a Merger Agreement with Navstar’s wholly owned acquisition subsidiary, Rodobo International, Inc., a Nevada corporation (“Rodobo Merger Sub”), Cayman Mega and the sole shareholder of Cayman Mega.   Pursuant to the Merger Agreement, Rodobo Merger Sub acquired all of the ownership interest in Cayman Mega and then merged with and into Navstar.  In exchange for Navstar obtaining all of the issued and outstanding capital stock of Cayman Mega, the then sole shareholder of Cayman Mega received shares of common stock and shares of convertible preferred stock in Navstar, which upon conversion of the preferred stock into common stock was equal to approximately 93% of the issued and outstanding shares of common stock of Navstar.   Following the merger and Navstar acquiring ownership of Cayman Mega, Cayman Mega continued to own and control its existing subsidiaries, including Harbin Rodobo.  Concurrently with such merger, Navstar changed its name to “Rodobo International, Inc.”, establishing the existing name of our company.

    In connection with the Merger, we issued 10,293,359 shares of our common stock to our former employees and shareholders of prior subsidiaries were cancelled. Pursuant to agreements with certain convertible note holders holding collectively $1,000,000 original face value of convertible notes (“Notes”), all Notes were suspended and, as of May 12, 2009, were converted into 452,830 shares of our common stock along with the conversion of an additional pre-Merger bridge loan note into 152,003 shares of our common stock and the conversion of our shares of convertible preferred stock into 12,976,316 shares of our common stock.

    Effective on November 12, 2008, we affected a reverse stock split of our then outstanding common stock of 37.4 to 1 and, effective on April 2, 2009, we increased our authorized capital stock from 16,604,278 shares, consisting of 1,604,278 shares of common stock, par value $0.001 and 15,000,000 shares of preferred stock, par value $0.001, to 230,000,000 shares authorized capital stock, consisting of 200,000,000 shares of common stock par value $0.0001, and 30,000,000 shares of preferred stock, par value $0.0001.

    In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of the date of this Quarterly Report, we have 1,640 cows providing 25 tons of raw milk per day to Harbin Rodobo for further processing. On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

    On February 5, 2010, through our wholly-owned subsidiary Tengshun Technology, we acquired 100% of the equity interest Ewenkeqi Beixue Dairy, Ltd. (“Ewenkeqi Beixue”), Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”), and Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”, collectively, the “Beixue Group”). The Beixue Group are three PRC companies engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.

    Pursuant to the Equity Transfer Agreements entered into with Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue on February 5, 2010, we paid RMB 500,000 (approximately $73,236) in cash and issued 800,000 shares of our common stock in exchange for 100% of the equity interest in Ewenkeqi Beixue; RMB 1,000,000 (approximately $146,473) in cash and 1,000,000 shares of our common stock in exchange for 100% of the equity interest in Hulunbeier Beixue; and RMB 600,000 (approximately $87,884) in cash, 8,800,000 shares of our common stock and 2,000,000 shares of our Series A Preferred Stock in exchange for 100% of the equity interest in Hulunbeier Hailaer Beixue. Mr. Yanbin Wang, who owned 51% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also our Chairman, Chief Executive Officer and a major stockholder. An unaffiliated third-party owned 49% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interest in Hulunbeier Hailaer Beixue prior to the acquisitions. In connection with the acquisitions, on February 5, 2010, we entered into Securities Purchase Agreements with three British Virgin Islands corporations: August Glory Limited, Fame Ever Limited, and Fortune Fame International Limited, which, as designees of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, respectively, were issued 1,250,000 shares of common stock, 3,050,000 shares of common stock, and 6,300,000 shares of common stock and 2,000,000 shares of Series A Preferred Stock, respectively, as consideration for the acquisitions.

    In addition, on February 5, 2010, the sole shareholder of both Fortune Fame International Limited and Fame Ever Limited (the “Sole Shareholder”) entered into an Incentive Option Agreement with each of Mr. Yanbin Wang, our Chairman, and Chief Executive officer and major shareholder, and Mr. Honghai Zhang in order to comply with certain laws of the PRC concerning acquisitions of equity interests in Chinese domestic companies by foreign entities.  Under the Incentive Option Agreement between the Sole Shareholder and Mr. Yanbin Wang, the Sole Shareholder agreed to transfer up to 100% of the shares of Fortune Fame International Limited within the next 3 years to Mr. Yanbin Wang for nominal consideration, which would give Mr. Yanbin Wang indirect ownership of an additional significant percentage of our common stock and 100% of our Series A Preferred Stock. Mr. Yanbin Wang also serves as the sole executive director of Fortune Fame International Limited.  Under the Incentive Option Agreement between the Sole Shareholder and Mr. Honghai Zhang, the Sole Shareholder agreed to transfer up to 100% of the shares of Fame Ever Limited within the next 3 years to Mr. Honghai Zhang for nominal consideration, which would give Mr. Honghai Zhang indirect ownership of a significant percentage of our common stock.  Mr. Honghai Zhang also serves as the sole executive director of Fame Ever Limited.  The Incentive Option Agreements also provide that the Sole Shareholder may not dispose any of the shares of Fortune Fame International Limited or Fame Ever Limited without Mr. Yanbin Wang or Mr. Honghai Zhang’s prior written consents, as applicable.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth the statement of operations and each category as a percentage of net sales.

	For The Three Months Ended March 31,				Changes
	2010	% of sales	2009	% of sales	$		%

Net sales	$15,330,579	100.0%	$6,303,017	100.0%		$9,027,562	143.2%
Cost of goods sold	9,324,276	60.8%	4,026,269	63.9%		5,298,007	131.6%

Gross profit	6,006,303	39.2%	2,276,748	36.1%		3,729,555	163.8%

Operating expenses:
Distribution expenses	2,846,944	18.6%	1,105,652	17.5%		1,741,292	157.5%
General and administrative expenses	980,105	6.4%	427,476	6.8%		552,629	129.3%

Total operating expenses	3,827,049	25.0%	1,533,128	24.3%		2,293,921	149.6%

Operating income	2,179,254	14.2%	743,620	11.8%		1,435,634	193.1%

Subsidy income	-	0.0%	438,730	7.0%		(438,730)	-100.0%
Gain on bargain purchase	1,677,020	10.9%	-	0.0%		1,677,020	n/a
Interest expenses	(25,563)	-0.2%	-	0.0%		(25,563)	n/a
Other income (expenses)	20,499	0.1%	14,768	0.2%		5,731	38.8%

Income before income taxes	3,851,210	25.1%	1,197,119	19.0%		2,654,091	221.7%

Provision for income taxes	-	0.0%	-	0.0%		-	n/a

Net income	$3,851,210	25.1%	$1,197,119	19.0%	4	2,654,091	221.7%

Other comprehensive income:
Foreign currency translation adjustment	9,230	0.1%	(25,774)	-0.4%		35,004	-135.8%

Comprehensive income	$3,860,440	25.2%	$1,171,345	18.6%		$2,689,095	229.6%

Net Sales:

    Net sales for the three months ended March 31, 2010 were $15.3 million, an increase of approximately $9.0 million or 143.2%, compared to net sales for the three months ended March 31, 2009. This increase was primarily driven by volume growth, with the average selling price remaining relatively flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the seven provinces in which we currently sell products through our sales and administrative office in Beijing. The increase was also attributed to the launch of a new product series called “Peer” under our baby/infant formula product line in July 2009. Sales generated from the Peer product series were approximately $4.9 million for the three months ended March 31, 2010. The Beiuxe Group,  the new subsidiaries that we acquired on February 5, 2010, contributed $5.5 million sales for the three months ended March 31, 2010.

Cost of Goods Sold:

    Cost of goods sold increased approximately $5.3 million, or 131.6% from $4.0 million for the three months ended March 31, 2010 to $9.3 million for the three months ended March 31, 2009. This increase was primarily attributable to the increase in sales and increase in cost of raw materials for the three months ended March 31, 2010 compared to the same period in 2009, as well as the recent acquisitions of lower margin businesses.

Gross Profit:

    Our gross profit increased approximately $3.7 million for the three months ended March 31, 2010, an increase of 163.8% compared to the gross profit for the three months ended March 31, 2009. The overall gross profit margin improved from 36.1% in the three months ended March 31, 2009 to 39.2% in the three months ended March 31, 2010.

    Our overall gross profit margin was diluted due to the recent acquisition of lower-margin business. The newly acquired Beiuxe Group has a gross profit margin of 8.4% for the three months ended March 31, 2010. Excluding the margin dilution impact of the acquisition, the gross profit margin improved from 36.1% for the three months ended March 31, 2009 to 56.2% for the three months ended March 31, 2010, primarily driven by the new high-margin baby/infant formula “Peer”, which has a gross profit margin of 67.7% and accounted for approximately 49.2% of total sales (excluding sales from the Beixue Group) in the three months ended March 31, 2010.

Operating expenses:

    Operating expenses for the three months ended March 31, 2010 were $3.8 million, an increase of approximately $2.3 million or 149.6% compared to the three months ended March 31, 2009. Operating expenses as a percentage of net sales increased from 24.3% in the three month ended March 31, 2009 to 25.0% in the three months ended March 31, 2010.

    Distribution expenses increased by approximately $1.7 million, an increase of 157.5% for the three months ended March 31, 2010, compared with the figure for the three months ended March 31, 2009. The increase was mainly due to an increase of $1.7 million in distribution expense reimbursements as a result of sales increases and market expansion.

    General and administrative expenses increased by $0.6 million, or approximately 129.3%, from $0.4 million for the three months ended March 31, 2009 to $1.0 million for the three months ended March 31, 2010. The increase was primarily due to $0.3 million of stock-based compensation expenses in the three months ended March 31, 2010. On August 8, 2009, we granted 1,020,000 restricted shares of our common stock to employees and a consultant of ours in consideration for services to be rendered starting from July 1, 2009. As annual compensation for the independent directors’ services to us, in November and December of 2009, we issued 10,000 shares of our common stock to Zhiqiang E, 15,000 shares of our common stock to Jie Li, and 15,000 shares of our common stock to James Hu. We also issued 35,897 shares of our common stock to a terminated employee on December 26, 2009, of which 13,397 shares were compensation for services provided and 22,500 shares were a severance payment.  We did not incur stock-based compensation expenses in the three months ended March 31, 2009. The increase in general and administrative expenses is also attributed to additional $0.5 million of depreciation and amortization expenses related to the newly acquired subsidiaries. Additionally, $0.3 million in depreciation and amortization expenses were also recorded for purchase accounting purposes.

    Overall, due to the increase in net sales and the improvement in gross profit margin offset by the increase in operating expenses, we recorded a 193.1% increase (approximately $1.4 million) in income from operations in the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Income Tax:

    Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a PRC tax preferential policy for the agricultural industry. Hulunbeier Hailaer Beixue was entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment for Hulunbeier Hailaer Beixue expired on December 31, 2009 but has been extended for another three years. The estimated tax savings for the three months ended March 31, 2010 and 2009 amounted to $1.0 million and $0.3 million, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.18 to $0.14 for the three months ended March 31, 2010, and from $0.83 to $0.63 for the three months ended March 31, 2009.

Net Income:

    We achieved $3.9 million of net income for the three months ended March 31, 2010, an increase of $2.7 million (approximately 221.7%) compared with $1.2 million for the three months ended March 31, 2009. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to a $1.7 million of gain on bargain purchase in connection with the acquisitions completed on February 5, 2010. There was $0.4 million of non-recurring subsidy income from the government in the three months ended March 31, 2009.

Foreign Currency Translation Adjustments:

    Foreign currency translation adjustments for the three months ended March 31, 2010 were $0.009 million compared to negative $0.026 million for the three months ended March 31, 2009. The exchange rate was 6.826 RMB per US Dollar on March 31, 2010 and 6.827 RMB per US Dollar on December 31, 2009 while the exchange rate was 6.834 RMB per US Dollar on March 31, 2009 and 6.823 RMB per US Dollar on December 31, 2008.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The following table sets forth the statement of operations and each category as a percentage of net sales.

	For The Six Months Ended March 31,				Changes
	2010	% of sales	2009	% of sales	$	%

Net sales	$25,406,025	100.0%	$15,163,842	100.0%	$10,242,183	67.5%
Cost of goods sold	14,104,575	55.5%	8,383,386	55.3%	5,721,189	68.2%

Gross profit	11,301,450	44.5%	6,780,456	44.7%	4,520,993	66.7%

Operating expenses:
Distribution expenses	5,433,116	21.4%	3,225,004	21.3%	2,208,112	68.5%
General and administrative expenses	1,702,986	6.7%	858,608	5.7%	844,378	98.3%

Total operating expenses	7,136,102	28.1%	4,083,612	26.9%	3,052,489	74.7%

Operating income	4,165,348	16.4%	2,696,844	17.8%	1,468,504	54.5%

Subsidy income	273,897	1.1%	438,730	2.9%	(164,833)	-37.6%
Gain on bargain purchase	1,677,020	6.6%	-	0.0%	1,677,020	n/a
Interest expenses	(25,563)	-0.1%	-	0.0%	(25,563)	n/a
Other income (expenses)	22,889	0.1%	(65,850)	-0.4%	88,739	-134.8%

Income before income taxes	6,113,591	24.1%	3,069,724	20.2%	3,043,867	99.2%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$6,113,591	24.1%	$3,069,724	20.2%	$3,043,867	99.2%

Other comprehensive income:
Foreign currency translation adjustment	7,046	0.0%	(65,554)	-0.4%	72,600	-110.7%

Comprehensive income	$6,120,637	24.1%	$3,004,170	19.8%	$3,116,467	103.7%

Net Sales:

    Net sales for the six months ended March 31, 2010 were $25.4 million, an increase of approximately $10.2 million or 67.5%, compared to net sales for the six months ended March 31, 2009. This increase was primarily driven by volume growth, with the average selling price remaining relatively flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the seven provinces in which we currently sell products through our sales and administrative office in Beijing. The increase was also attributed to the newly launched Peer product series, which generated $8.7 million of sales for the six months ended March 31, 2010.  The Beixue Group, contributed $5.5 million in sales for the six months ended March 31, 2010.

Cost of Goods Sold:

    Cost of goods sold increased approximately $5.7 million, or 68.2% from $8.4 million for the six months ended March 31, 2010 to $14.1 million for the six months ended March 31, 2009. This increase was primarily attributable to an increase in sales and an increase in cost of raw materials for the three months ended March 31, 2010 compared to the same period in 2009, as well as the recent acquisitions of lower margin businesses.

Gross Profit:

    Our gross profit increased approximately $4.5 million for the six months ended March 31, 2010, an increase of 66.7% compared to the gross profit for the six months ended March 31, 2009. The overall gross profit margin remained almost flat at 44.5% for the six months ended March 31, 2010 compared to 44.7% for the six months ended March 31, 2009.

    Our overall gross profit margin was diluted due to the recent acquisition of lower-margin business. The Beixue Group has a gross profit margin of 8.4% for the six months ended March 31, 2010.  Excluding the margin dilution impact of the acquisition, the gross profit margin actually improved from 44.7% for the six months ended March 31, 2009 to 54.4% for the six months ended March 31, 2010, primarily driven by the Peer product line, which has a gross profit margin of 68.7% and accounted for approximately 43.6% of total sales (excluding sales from the Beixue Group) in the six months ended March 31, 2010.

Operating expenses:

    Operating expenses for the six months ended March 31, 2010 were $7.1 million, an increase of approximately $3.1 million or 74.7% compared to the six months ended March 31, 2009. Operating expenses as a percentage of net sales increased from 26.9% in the six months ended March 31, 2009 to 28.1% in the six months ended March 31, 2010.

    Distribution expenses increased by approximately $2.2 million, an increase of 68.5% for the six months ended March 31, 2010, compared to the six months ended March 31, 2009. The increase was mainly due to an increase of $2.0 million in distribution expense reimbursements as a result of sales increases and market expansion.

    General and administrative expenses increased by $0.8 million, or approximately 98.3%, from $0.8 million for the six months ended March 31, 2009 to $1.7 million for the six months ended March 31, 2010. The increase was primarily due to $0.4 million of stock-based compensation expenses in the six months ended March 31, 2010. Other than the 1,020,000 restricted shares granted on August 8, 2009 and the 40,000 shares of common stock granted to our three independent directors in November and December of 2009, we also issued on December 26, 2009 a total of 35,897 shares of our common stock to a terminated employee, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment. We did not incur stock-based compensation expenses in the six months ended March 31, 2009. The increase in general and administrative expenses is also attributed to $0.3 million in additional depreciation and amortization expenses recorded for purchase accounting purposes.

    Overall, due to the increase in net sales offset by the increase in operating expenses, we recorded a 54.5% increase (approximately $1.5 million) in income from operations in the six months ended March 31, 2010 compared with the six months ended March 31, 2009.

Income Tax:

    Due to the government tax preferential policies discussed above, the estimated tax savings amounted to $1.5 million and $0.8 million for the six months ended March 31, 2010 and 2009, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.34 to $0.25 for the six months ended March 31, 2010 and from $2.14 to $1.60 for the six months ended March 31, 2009.

Net Income:

    We achieved $6.1 million of net income for the six months ended March 31, 2010, an increase of $3.0 million (approximately 99.2%) compared with $3.1 million for the six months ended March 31, 2009. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to a $1.7 million of gain on bargain purchase in connection with the acquisitions of the Beixue Group. There was $0.3 million of non-recurring subsidy income from the government in the six months ended March 31, 2010 compared with $0.4 million of subsidy income in the six months ended March 31, 2009.

Foreign Currency Translation Adjustments:

    Foreign currency translation adjustments for the six months ended March 31, 2010 were $0.007 million compared to negative $0.066 million for the six months ended March 31, 2009. The exchange rate was 6.826 RMB per US Dollar on March 31, 2010 and 6.826 RMB per US Dollar on September 30, 2009 while the exchange rate was 6.834 RMB per US Dollar on March 31, 2009 and 6.790 RMB per US Dollar on September 30, 2008.

Loans to Related Parties:

    As of March 31, 2010, we held $820,904 in loans to shareholders. The loans are unsecured and non-interest bearing. Of the total amount, $102,611 was repaid in April 2010 and the remaining $718,293 is  due in May 2010.

Loans from Related Parties:

    During the ordinary course of business, we, from time to time, temporarily borrow money from our principal shareholders or officers to finance the working capital as needed. The borrowings are usually unsecured, non-interest bearing and due on demand. We received shareholder loans in the amount of $1,185,062 as of March 31, 2010, which are expected to be paid by September 30, 2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended March 31, 2010 and 2009.

	Six Months Ended March 31,
	2010	2009

Net cash provided by (used in) operating activities	6,335,417	(76,224)

Net cash used in investing activities	(296,710)	(3,830,326)

Net cash (used in) provided by financing activities	(1,384,430)	4,155,935

Effect of exchange rate changes on cash and cash equivalents	1,226	(4,051)

Net increase in cash and cash equivalents	4,655,502	245,330

Cash and cash equivalents, beginning of period	1,640,259	659,029

Cash and cash equivalents, end of period	$6,295,761	$904,360

    Our cash balance increased by $4.7 million to $6.3 million on March 31, 2010, as compared to $1.6 million on September 30, 2009. The increase was mainly attributable to net cash provided by operating activities of $6.3 million, offset by net cash used in investing activities of $0.3 million and net cash used in financing activities of $1.4 million in the six months ended March 31, 2010.

Net Cash Provided by Operating Activities

    For the six months ended March 31, 2010, we generated approximately $6.3 million in cash from operating activities, compared with $0.1 million in cash used in operating activities for the six months ended March 31, 2009. The increase in net cash provided by operating activities was primarily attributable to $6.1 million of net income, a decrease in inventory of $0.7 million, a decrease in advances to suppliers of $1.5 million, an increase in accounts payable and other payable of $1.5 million, offset by an increase in accounts receivable and other receivables of $2.7 million, a decrease in accrued expenses of $0.5 million and a decrease in advance from customers of $0.6 million.

Net Cash Used in Investing Activities

    We usually finance our operations from funds generated by operating activities. For the six months ended March 31, 2010, we spent $0.3 million in investing activities, compared with $3.8 million for the six months ended March 31, 2009. The decrease in cash used in investing activities was primarily due to $1.4 million of cash acquired in connection with the acquisitions of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue, $0.7 million of collection of loans to others and $0.9 million of collection of loans to shareholders. During the six months ended March 31, 2010, we paid $2.6 million of deposits on land and equipment, $0.4 million to purchase fixed assets and $0.3 million as part of the considerations for the acquisitions mentioned above.

Net Cash Used in Financing Activities

    For the six months ended March 31, 2010, we spent $1.4 million in financing activities, compared with $4.2 million in cash provided by financing activities for the six months ended March 31, 2009. During the six months ended March 31, 2010, we repaid $1.9 million in shareholder loans and received $0.5 million from subscription receivables. During the six months ended March 31, 2009, the $4.2 million of cash provided by financing activities primarily related to the receipt of a $3.0 million investment associated with an investment agreement that we entered into with an investor on September 30, 2008 and received in October 2008, and the receipt of $1.2 million of capital contribution.

Outlook

    Over the next twelve months, we intend to pursue our primary objective of increasing market share in the China dairy industry. We are also evaluating acquisition and consolidation opportunities in China’s fragmented dairy industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. We usually finance our operations from funds generated by operating activities. However, in addition to funds available from operations, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 6.     Exhibits.

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
Yanbin Wang Chairman and Chief Executive Officer (Principal Executive Officer) Dated: May 17, 2010

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: May 17, 2010