Form 10-Q
period 2010-06-30
Rodobo International Inc
filed 2010-08-16
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,003,726 shares of common stock outstanding as of August 12, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements.	2
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009	2
	Unaudited Condensed Consolidated Statement of Income and Other Comprehensive Income for the three and nine months ended June 30, 2010 and June 30, 2009	3
	Unaudited Condensed Consolidated Statements of Cash Flows nine months ended June 30, 2010 and June 30, 2009	4
	Unaudited Notes to the Consolidated Financial Statements for the nine months ended June 30, 2010 and June 30, 2009	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34
Item 4T.	Controls and Procedures.	34

PART II – OTHER INFORMATION		35

Item 1.	Legal Proceedings.	35
Item 1A	Risk Factors	35
Item 6.	Exhibits.	53

SIGNATURES		54

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

PART I
Item 1.           Financial Statements.
RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30,
	(Unaudited)	2009

ASSETS

Current assets:
Cash and cash equivalents	$12,771,163	$1,640,259
Accounts receivable, net	8,167,082	2,015,044
Other receivable	245,754	5,602
Inventories	1,232,600	1,576,723
Prepaid expenses	42,805	19,040
Advances to suppliers	1,465,441	-

Total current assets	23,924,845	5,256,668

Property, plant and equipment, net	19,763,229	738,537

Biological assets, net	3,297,472	2,499,625

Other assets:
Restricted cash	39,815	-
Deposits on biological assets	-	988,818
Deposits on land and equipment	11,369,266	9,961,429
Intangible assets, net	9,918,451	4,526,117

Total other assets	21,327,532	15,476,364

Total Assets	$68,313,078	$23,971,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$1,555,717	$-
Accounts payable	2,451,318	1,246,818
Other payable	502,036	50,293
Accrued expenses	275,936	175,456
Advance from customers	205,857	-
Due to related parties	1,185,062	1,185,062

Total current liabilities	6,175,926	2,657,629

Warrant liability	1,817,352	-

Temporary equity - series A preferred stock, $0.0001 par value, 30,000,000
shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2010	4,100,000	-

Stockholders' equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,
28,003,726 and 16,216,717 shares issued and outstanding
as of June 30, 2010 and September 30, 2009, respectively	2,800	1,622
Additional paid in capital	30,058,002	4,355,085
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	24,019,379	15,189,860
Accumulated other comprehensive income	1,217,831	845,210

Total stockholders' equity	56,219,800	21,313,565

Total Liabilities and Stockholders' Equity	$68,313,078	$23,971,194

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2010	2009	2010	2009

Net sales	$19,135,845	$10,261,572	$44,541,870	$25,425,414
Cost of goods sold	11,808,989	4,428,925	25,913,565	12,812,311

Gross profit	7,326,856	5,832,647	18,628,306	12,613,103

Operating expenses:
Distribution expenses	3,435,678	3,511,614	8,868,794	6,736,617
General and administrative expenses	1,180,040	275,549	2,883,025	1,134,159

Total operating expenses	4,615,717	3,787,163	11,751,819	7,870,775

Operating income	2,711,139	2,045,484	6,876,487	4,742,328

Subsidy income	-	-	273,897	438,730
Gain on bargain purchase	-	-	1,677,020	-
Interest expenses	(45,876)	-	(71,439)	-
Change in fair value of warrants	24,759	-	24,759	-
Other income (expenses)	25,906	(237)	48,796	(66,256)

Income before income taxes	2,715,928	2,045,247	8,829,519	5,114,801

Provision for income taxes	-	-	-	-

Net income	$2,715,928	$2,045,247	$8,829,519	$5,114,801

Other comprehensive income:
Foreign currency translation adjustment	365,575	8,310	372,621	(57,243)

Comprehensive income	$3,081,503	$2,053,557	$9,202,140	$5,057,558

Earnings per share
Basic	$0.10	$1.42	$0.43	$3.56
Diluted	$0.10	$0.13	$0.39	$0.34

Weighted average shares outstanding
Basic	26,031,344	1,435,568	20,741,227	1,435,568
Diluted	27,758,307	15,196,717	22,468,190	15,196,717

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$8,829,519	$5,114,801
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,115,885	226,297
Stock-based compensation	1,013,676	-
Gain on bargain purchase	(1,677,020)	-
Change in fair value of warrants	(24,759)	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees and other receivables	(1,919,183)	(1,119,348)
Inventories	2,190,028	(552,519)
Prepaid expenses	(23,483)	5,381
Advances to suppliers	1,894,683	-
Increase (decrease) in -
Accounts payable and other payable	(929,324)	(581,753)
Accrued expenses	(498,796)	(865,929)
Advance from customers	(2,393,891)	(1,154,469)

Net cash provided by operating activities	8,577,335	1,072,461

Cash flows from investing activities
Purchase of fixed assets	(395,478)	(30,355)
Purchase of mature biological assets	-	(2,501,728)
Cash acquired in acquisitions, net of cash paid	1,056,291	-
Collection of loan to others	1,560,340	-
Collection of loan to shareholders	1,744,895	-
Loan to related parties	-	(1,185,029)
Repayment of loan to related parties	-	1,185,029
Deposits on land and equipment	(2,615,024)	(2,633,398)

Net cash provided by (used in) investing activities	1,351,024	(5,165,481)

Cash flows from financing activities
Net proceeds from issuance of common stock	2,652,386	-
Proceeds from subscription receivable	-	3,000,000
Proceeds from capital contribution of Qinggang Mega	-	1,185,029
Proceeds from short-term loans	549,411	-
Repayment of short-term loans	(131,859)	-
Repayment of related party loans	(1,934,278)	(13,660)

Net cash provided by financing activities	1,135,660	4,171,369

Effect of exchange rate changes on cash and cash equivalents	66,886	(3,881)

Net increase in cash and cash equivalents	11,130,905	74,467

Cash and cash equivalents, beginning of period	1,640,258	659,030

Cash and cash equivalents, end of period	$12,771,163	$733,497

Supplemental disclosures of cash flow information:

Interest paid	$34,969	$4,878
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for stock-based compensation for services	$225,876	$-
Common stock issued for business acquisition	$23,850,000	$-
Preferred stock issued for business acquisition	$4,100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

On April 1, 2008, Qinggang Mega Profit Agriculture Co., Ltd. ("Qinggang Mega") was incorporated under the PRC laws, for the purpose of starting a dairy farm to secure reliable fresh milk supply. Qinggang Mega is currently controlled by the Company through the contractual arrangement between Qinggang Mega and Harbin Mega. Harbin Mega accounts for Qinggang Mega as a Variable Interest Entity ("VIE") under ASC 810 "Consolidation".

On November 9, 2009, Harbin Tengshun Technical Development Co., Ltd. (“Tengshun Technology”) was incorporated under the PRC laws, which is engaged in developing, consulting and transferring dairy product technologies. Tengshun Technology is a wholly owned subsidiary of Harbin Mega.

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

On April 21, 2010, Hulunbeier Hailaer Mega Profit Agriculture Co., Ltd. (“Hulunbeier Mega”) was incorporated under the PRC laws, which is engaged in dairy farming. Hunlunbeier Mega is a wholly owned subsidiary of Tengshun Technology.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years. The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Cayman Mega, Harbin Mega, Harbin Rodobo, Tengshun Technology, Hulunbeier Hailaer Beixue, Hulunbeier Beixue, Ewenkeqi Beixue, Hulunbeier Mega and the VIE, Qinggang Mega. All significant inter-company transactions and balances between the Company, its subsidiaries and VIE are eliminated upon consolidation.

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

RISKS OF LOSSES - The Company is potentially exposed to risks of losses that may result from  business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACQUISITIONS – The purchase accounting method was used to account for the acquisition of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are initially measured at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of the acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of the acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the next assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the nine months ended June 30, 2010.

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

Building	30 years

Leasehold improvement	5.5 years

Machinery, equipment and automobiles	5-10 years

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONSTRUCTION IN PROGRESS - Construction in progress represents the direct costs of construction or acquisition incurred. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying value of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment”. When estimated future cash flows generated by those assets are less than the carrying amounts of the assets, the Company recognizes an impairment loss equal to the amount by which the carrying value exceeds the fair value of assets. Based on its review, the Company believes that there were no impairments of its long-lived assets as of June 30, 2010.

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

The Company reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded for the nine months ended June 30, 2010 and 2009.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued) – The Company’s products are sold primarily through two sources: formulated powdered milk products are sold through distributors throughout China, and bulk powdered milk products are sold directly to other packaging plants. Generally, formulated powdered milk products are delivered upon receipt of payments from distributors and revenue is recognized upon delivery of products. For some distributors with a good credit history, the Company also provides credit sales with a 90-day term. For bulk powdered milk products, all deliveries are made upon receipt of payments from end users and revenue is recognized upon delivery of products.

ADVANCE FROM CUSTOMERS - Revenue from the sale of goods is recognized when goods are delivered. Receipts in advance for goods to be delivered in the subsequent year are carried forward as deferred revenue.

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $43,954 and $5,374 for the three months ended June 30, 2010 and 2009, respectively, and totaled $80,571 and $492,724 for the nine months ended June 30, 2010 and 2009, respectively.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. As of June 30, 2010 and 2009, the exchange rate was 6.78 and 6.83 RMB per US Dollar, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of June 30, 2010 and 2009 due to the relatively short-term nature of these instruments.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS –  In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

4.	ACQUISITIONS

Effective February 5, 2010, the Company, through its wholly-owned subsidiary, Tengshun Technologies, completed the acquisition of 100% equity interest in Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The results of operations of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue from February 5, 2010 to June 30, 2010 have been included in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the nine months ended June 30, 2010. Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, at the time of the acquisition, were engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

4.	ACQUISITIONS (Continued)

The Acquisitions were accounted for under the purchase accounting method in accordance with ASC 805. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the nine months ended June 30, 2010.

The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Cash paid	$307,593
Fair value of common stock issued	23,850,000
Fair value of Series A preferred stock issued	4,100,000
Total purchase price	$28,257,593

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$1,363,602
Accounts receivable, net	4,173,939
Other receivable	4,858,542
Inventories	1,856,888
Prepaid expenses	3,352,665
Property, plant and equipment, net	18,220,423
Restricted cash	39,548
Intangible assets, net	6,206,623
Total assets	$40,072,229

Liabilities:
Accounts payable	$2,456,369
Short-term loan	1,127,856
Other payables	3,459,594
Accrued expenses	497,576
Advances from customers	2,596,221
Total liabilities	$10,137,617

Net assets acquired at fair value	$29,934,613

Gain on bargain purchase	$1,677,020

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

4.	ACQUISITIONS (Continued)

The following unaudited pro forma condensed combined statement of income presents the combined results of the Company’s operations with Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue as if the Acquisitions had occurred on October 1, 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Pro forma revenues	$19,135,016	$16,251,738	$49,143,061	$42,472,920
Pro forma gross profit	$7,326,875	$6,929,246	$19,354,115	$14,760,543
Pro forma net income	$2,716,011	$2,614,404	$7,433,185	$5,346,233
Pro forma net income per share - basic	$0.10	$0.22	$0.29	$0.44
Pro froma net income per share - diluted	$0.10	$0.16	$0.27	$0.33
Pro forma weighted average shares outstanding - basic	26,031,344	12,035,568	25,905,330	12,035,568
Pro forma weighted average shares outstanding - diluted	27,758,307	16,256,717	27,632,292	16,256,717

In the unaudited pro forma results, additional depreciation and amortization of the fair value of the fixed assets and intangible assets in excess of their respective book value have been recorded.

5.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable are summarized as follows:

	June 30, 2010	September 30, 2009

Accounts receivable	$8,336,001	$2,015,044
Less: Allowance for doubtful accounts	168,919	-

Total net accounts receivable	$8,167,082	$2,015,044

6.	INVENTORIES

Inventories consist of the following:
	June 30, 2010	September 30, 2009

Raw materials	$415,368	$196,504
Work-in-progress	272,426	1,272,575
Finished goods	530,349	48,863
Packing materials	14,457	58,780
Total inventories	$1,232,600	$1,576,723

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2010	September 30, 2009

Building improvement	$13,371,497	$507,803
Plant and machinery	9,754,952	599,270
Motor vehicles	484,207	21,104
Computers and equipment	78,985	12,119
	23,689,641	1,140,296
Less: accumulated depreciation	(3,926,412)	(401,759)
Total fixed assets, net	$19,763,229	$738,537

Depreciation expense was $356,163 and $75,286 for the three months ended June 30, 2010 and 2009, respectively, and totaled $1,031,916 and $171,434 for the nine months ended June 30, 2010 and 2009, respectively.

8.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30, 2010	September 30, 2009

Mature biological assets	$3,516,952	$1,826,018
Immature biological assets	80,223	739,211
	3,597,175	2,565,229
Less: accumulated depreciation	(299,703)	(65,604)
Total biological assets, net	$3,297,472	$2,499,625

Depreciation expense was $86,818 and $0 for the three months ended June 30, 2010 and 2009, respectively, and totaled $232,129 and $0 for the nine months ended June 30, 2010 and 2009, respectively.

9.	DEPOSITS ON BIOLOGICAL ASSETS

As of September 30, 2009, Mega Profit Agriculture made a total down payment of RMB 6,750,000 (approximately US$988,818) to purchase additional dairy cows. The Company received the delivery of those dairy cows in January 2010 and has reclassified them to biological assets.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

10.	DEPOSITS ON LAND AND EQUIPMENT

As of June 30, 2010, Qinggang Mega made a total down payment of RMB 65,250,000 (approximately $9,621,850) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 52,225,485 (approximately $7,701,238). As of June 30, 2010, the site construction has not been completed and part of land has not been put into use. We expect to receive the government certification related to the land in late 2010.

As of June 30, 2010, Harbin Rodobo also made down payment of RMB 4,000,000 (approximately $589,845) in connection with its plant building constructions. The remaining contract amount totals RMB 2,000,000 (approximately $294,923).

As of June 30, 2010, Hulunbeier Hailaer Beixue made a total down payment of RMB 7,850,000 (approximately $1,157,571) in connection with its plant building constructions. The remaining contract amount totals RMB 1,450,000 (approximately $213,819).

11.	INTANGIBLE ASSETS

On July 1, 2008,  the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) to obtain a powdered milk product formula specifically developed for the middle aged and seniors with a total fee of RMB 5,000,000 (approximately $737,307) to be paid to CNS. The Company has the exclusive right to use the formula for 10 years starting July 1, 2008. As of June 30, 2010, the Company has made a first installment payment of RMB 3,000,000 (approximately $442,384) to CNS. The remaining payment will be due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,308 and $18,318 for the three months ended June 30, 2010 and 2009, respectively, and totaled $54,935 and $54,862 for the nine months ended June 30, 2010 and 2009, respectively.

On October 30, 2008, the Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children with a total fee of RMB 3,000,000 (approximately $442,384). As of June 30, 2010, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $10,991 and $0 for the three months ended June 30, 2010 and 2009, respectively, and totaled $32,961 and $0 for the nine months ended June 30, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

11.	INTANGIBLE ASSETS (Continued)

Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately US$3.2 million). Qinggang Mega was also obligated to pay a one-time relocation compensation in the amount of RMB 2.0 million (approximately US$0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation compensation costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $34,237 and $0 for the three months ended June 30, 2010 and 2009, respectively, and totaled $102,676 and $0 for the nine months ended June 30, 2010 and 2009, respectively.

On February 5, 2010, the Company acquired Hulunbeier Hailaer Beixue and Hulunbeier Beixue’s intangible assets consisting of land use right and customer list which are amortized using the straight line method over 50 years and 3 years, respectively. The fair market value of acquired intangible assets was $6,206,623, including $1,535,929 of land use right and $4,670,695 of customer list.

Net intangible assets were as follows:

	June 30, 2010	September 30, 2009
Land use right	$5,185,486	$3,490,953
Customer list	4,670,695	-
Formula technology	1,179,690	1,171,933
	11,035,871	4,662,886
Less: accumulated amortization	(1,117,421)	(136,769)

	$9,918,451	$4,526,117

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of June 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Land use right	170,138	170,138	170,138	170,138	170,138	4,057,785	4,908,472
Customer list	1,167,674	1,556,898	1,297,415	-	-	-	4,021,987
Formula technology	117,194	117,194	117,194	117,194	117,194	402,021	987,991
Total	$1,455,005	$1,844,230	$1,584,747	$287,331	$287,331	$4,459,806	$9,918,451

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

12.	RELATED PARTY TRANSACTIONS

Qinggang Mega operates the Company’s own dairy farm and sells fresh milk to Harbin Rodobo (refer to note 22 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of June 30, 2010, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB $8.1 million (approximately US$1.2 million).  These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 as of June 30, 2010 and September 30, 2009. The $1,185,062 loans as of June 30, 2010 are expected to be paid by September 30, 2010.

13.	SHORT-TERM LOANS

In conjunction with the acquisition of Hulunbeier Hailaer Beixue, the Company assumed the short-term loans of the acquired company. As of June 30, 2010, the Company had a total of $1,555,717 short-term loans, including the followings:

Lender	Term		Annual Interest rate	Amount

Xinghai Credit Union	2009.07.06	2010.07.05	9.6%	353,907
Xinghai Credit Union	2009.12.4	2010.12.3	10.1%	648,830
Xinghai Credit Union	2010.2.25	2011.2.24	10.1%	552,980
Total				1,555,717

The $353,907 loan with Xinghai Credit Union is guaranteed by a non-related party, Hulunbeier Middle Small Corporation Investment Guarantor Limited. Hunlunbeier Hailaer Beixue’s building and equipment with a total estimate fair value of RMB 13,320,000 (approximately US$1,964,185) is used as collateral for the $648,830 loan with Xinghai Credit Union. Additionally, Hulunbeier Hailaer Beixue’s assets are used as collateral for the $552,980 loan with Xinghai Credit Union.

Interest expenses were $45,876 and $71,439 for the three and nine months ended June 30, 2010, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

14.	STOCKHOLDER’S EQUITY

In conjunction with the Acquisitions on February 5, 2010, the Company issued 10,600,000 shares of its common stock as part of the considerations. In conjunction with the Acquisitions, the Company also issued 2,000,000 shares of Series A preferred stock, which implies a voting-interest multiple of six. The shares of preferred stock were valued at $ 4.1 million by the Company’s management giving consideration to the valuation services provided by an independent third party. These preferred shares are not convertible into common shares of the Company and are not freely traded in the market. The preferred shares also do not contain any dividend right, liquidation preference right, redemption right or preemptive right. As the Company’s CEO, Mr. Yanbin Wang, owns over 51% of voting rights of Rodobo International, the preferred stock terms can be amended and become the Company’s liability as opposed to equity. Therefore, the preferred shares are classified as temporary equity on the Company’s balance sheet.

The Company entered into a Securities Purchase Agreement (“SPA”) dated June 17, 2010 with certain investors in connection with a private placement to raise $3,000,000 in gross proceeds in exchange for the issuance of 1,111,112 shares of its common stock and related warrants to purchase 555,556 shares of its common stock. From the proceeds of the offering, the Company paid a fee of $230,000 to the placement agents for the offering and issued to the placement agents warrants to purchase 66,666 shares of common stock.  The Company also paid a legal fee of $117,614 in connection with this private placement.

15.	SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to be vested once a year over a period of two or three years. The fair value of the awards is measured based on the grant date stock price of $3.25 per share with an aggregate amount of $3,315,000. The amortization of share-based compensation expense was $281,667 and $845,000 for the three months and nine months ended June 30, 2010, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

15.	SHARE-BASED COMPENSATION (Continued)

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares of its common stock to Jie Li on December 3, 2009, and 15,000 shares of its common stock to James Hu on December 3, 2009.  The fair value of the awards is measured based on the grant date stock price at $3.52 per share with an aggregate amount of $140,800.  The related amortization of share-based compensation expense was $35,200 and $83,600 for the three months and six months ended June 30, 2010, respectively

On December 26, 2009, the Company issued to a terminated employee a total of 35,897 shares of its common stock, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment. The fair value of the awards is in the amount of $85,076 was recorded for the three months ended December 31, 2009.

A summary of the status of the Company’s unearned stock compensation as of June 30, 2010 and changes for the nine months ended June 30, 2010 is presented below:

Unearned stock compensation as of October 1, 2009	$3,033,333
Unearned stock compensation granted	225,876
Compensation expenses recorded in the statement of operations
with a credit to additional paid-in capital	(1,013,676)
Unearned stock compensation as of June 30, 2010	$2,245,533

16.	WARRANTS

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

16.	WARRANTS (Continued)

The warrants issued in connection with the private placement on June 17, 2010 do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 153%, risk free interest rate (no dividend yield) at 2.01% on June 17, 2010 and at 1.79% on June 30, 2010, and expected term of five years. The fair value of those warrants was calculated at $1,842,111 at the grant date and at $1,817,352 on June 30, 2010. The change in fair value of warrants is recorded as other income/expense.

The following is a summary of the status of warrants activities as of June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic Value
	Outstanding	Exercise Price	Life in years
Outstanding, September 30, 2009	1,363,637	$1.60	3.00	$2,181,819
Granted	622,222	$3.50	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2010	1,985,859	$2.20	3.10	$2,181,819

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

17.	EARNINGS PER SHARE

The following table sets forth earnings per share calculation:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share

Net Income	$2,715,928	$2,045,247	$8,829,519	$5,114,801

Weighted average number of common shares outstanding-Basic	26,031,344	1,435,568	20,741,227	1,435,568

Earnings per share-Basic	$0.10	$1.42	$0.43	$3.56

Diluted earnings per share

Net Income	$2,715,928	$2,045,247	$8,829,519	$5,114,801

Weighted average number of common shares outstanding-Basic	26,031,344	1,435,568	20,741,227	1,435,568
Effect of dilutive convertible preferred stock	-	12,976,316	-	12,976,316
Effect of dilutive warrants	706,962	-	706,962	-
Effect of dilutive common stock to be issued	-	784,833	-	784,833
Effect of dilutive securities - unvested shares	1,020,000	-	1,020,000	-
Weighted average number of common shares outstanding-Diluted	27,758,307	15,196,717	22,468,190	15,196,717

Earnings per share-Diluted	$0.10	$0.13	$0.39	$0.34

As of June 30, 2010 and September 30, 2009, the Company had unvested stock awards of 1,020,000 shares. All unvested stock awards were included in the diluted earnings per share calculation. 2,000,000 shares of temperate equity - preferred stock were excluded from the diluted earnings per share calculation due to no conversion right as of June 30, 2010.

The Company has outstanding warrants to acquire 1,363,637 shares of common stock. These warrants are included in diluted weighted average shares calculation for the three and nine month ended June 30, 2010. The warrants issued in connection with the private placement on June 17, 2010 to acquire 622,222 shares of common stock are out of the money as of June 30, 2010 and therefore are not included in diluted weighted average shares calculation.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

18.	TAXATION

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

The estimated tax savings for the three months ended June 30, 2010 and 2009 amounted to $678,982 and $511,312, respectively, and amounted to $2,207,380 and $1,278,700 for the nine months ended June 30, 2010 and 2009, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.10 to $0.08 for the three months ended June 30, 2010, from $1.42 to $1.07 for the three months ended June 30, 2009, from $0.43 to $0.32 for the nine months ended June 30, 2010 and $3.56 to $2.67 for the nine months ended June 30, 2009.

19.	MAJOR CUSTOMERS

There were no major customers with individual sales over 10% of total net revenue for the three months and nine months ended June 30, 2010. There was only one major customer (Chengdu Luoling) for the three months and nine months ended June 30, 2009. Sales from Chengdu Luoling were $1,822,883 (18% of total net revenue) and $5,618,952 (22% of total net revenue) for the three months and nine months ended June 30, 2009, respectively. Accounts receivable due from Chengdu Luoling was $290,403 as of June 30, 2009.

20.	COMMITEMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$147,461) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

20.	COMMITEMENTS AND CONTINGENCIES (Continued)

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$88,477), payable in two installments each year. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately US$58,985) for improvements or betterment to the leased facility when the new lease term becomes effective.

As of June 30, 2010, Qinggang Mega made a total down payment of RMB 65,250,000 (approximately $9,621,850) to acquire land, buildings and equipment from various parties. The remaining contract amount totals RMB 52,225,485 (approximately $7,701,238). As of June 30, 2010, Harbin Rodobo also made down payment of RMB 4,000,000 (approximately $589,845) in connection with its building constructions. The remaining contract amount totals RMB 2,000,000 (approximately $294,923). As of June 30, 2010, Hulunbeier Hailaer Beixue made a total down payment of RMB 7,850,000 (approximately $1,157,571) in connection with its building constructions. The remaining contract amount totals RMB 1,450,000 (approximately $213,819).

21.	SEGMENT INFORMATION

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

21.	SEGMENT INFORMATION (Continued)

The segment information for the reportable segments for the nine months ended June 30, 2010 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hunlunbeier Hailaer Beixue	Others	Qinggang Mega	Corporate	Segment Total	Inter- segment Elimination	Purchase Accounting Adjustments	Consolidated Total
Net sales	32,500,537	12,041,334	-	2,864,192	-	47,406,063	(2,864,193)	-	44,541,870
Interest expenses	-	71,439	-	-	-	-	-	-	-
Depreciation and amortization	390,985	673,305	37,522	343,253	-	1,445,065	-	670,820	2,115,885
Segment net income (loss) before tax	7,565,066	427,474	(43,670)	898,929	(1,311,911)	7,535,887	287,431	1,006,200	8,829,519
Segment assets	31,867,990	22,528,412	7,623,693	17,067,026	9,109,454	88,196,575	(24,857,036)	4,973,540	68,313,078

The segment information for the reportable segments for the three months ended June 30, 2010 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hunlunbeier Hailaer Beixue	Others	Qinggang Mega	Corporate	Segment Total	Inter- segment Elimination	Purchase Accounting Adjustments	Consolidated Total
Net sales	12,560,082	6,575,763	-	808,436	-	19,944,282	(808,437)	-	19,135,845
Interest expenses	-	45,876	-	-	-	(25,563)	-	-	(25,563)
Depreciation and amortization	137,700	230,651	12	129,502	-	497,864	-	402,492	900,356
Segment net income (loss) before tax	3,221,962	140,774	(15)	143,346	(420,743)	3,085,324	33,095	(402,492)	2,715,928
Segment assets	31,867,990	22,528,412	7,623,693	17,067,026	9,109,454	88,196,575	(24,857,036)	4,973,540	68,313,078

A reconciliation of reportable segment net sales, net income before tax and assets to the consolidated total is as follows:

	For the Nine Months	For the Three Months
	Ended June 30, 2010	Ended June 30, 2010
Net sales
Total net sales for reportable segments	47,406,063	19,944,282
Elimination of intersegment sales	(2,864,193)	(808,437)
Consolidated net sales	44,541,870	19,135,845

Net income before tax
Total net income before tax for reportable segments	7,535,887	3,085,324
Elimination of unrealized profit	287,431	33,095
Adjustment of depreciation and amortization expenses
on fair value basis for purchase accounting purpose	(670,820)	(402,492)
Gain on bargain purchase	1,677,020	-
Consolidated net income before tax	8,829,519	2,715,928

	As of June 30, 2010
Assets
Total assets for reportable segments	88,196,575
Elimination of intercompany receivables	(24,854,358)
Elimination of unrealized profit in inventories	(2,678)
Increased asset value not allocated to segments	4,973,540
Consolidated total assets	68,313,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of Rodobo International, Inc. for the three months and nine months ended June 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

    On September 30, 2008, our predecessor, Navstar Media Holdings, Inc. (“Navstar”), entered into a Merger Agreement with Navstar’s wholly owned acquisition subsidiary, Rodobo International, Inc. (“Rodobo Merger Sub”), Mega Profit Limited (“Cayman Mega”) and the sole shareholder of Cayman Mega.   Pursuant to the Merger Agreement, Rodobo Merger Sub acquired all of the ownership interest in Cayman Mega and then merged with and into Navstar (the “Merger”).  In exchange for Navstar obtaining all of the issued and outstanding capital stock of Cayman Mega, the then sole shareholder of Cayman Mega received shares of Common Stock and shares of convertible preferred stock in Navstar, which upon conversion of the preferred stock into Common Stock was equal to approximately 93% of the issued and outstanding shares of Common Stock of Navstar.   Following the Merger and Navstar acquiring ownership of Cayman Mega, Cayman Mega continued to own and control its existing subsidiaries, including Harbin Rodobo Dairy Co., LTD (“Harbin Rodobo”).  Concurrently with the Merger, Navstar changed its name to “Rodobo International, Inc.”, establishing the existing name of our company.

    Effective on November 12, 2008, we affected a reverse stock split of our then outstanding Common Stock on a ratio of of 37.4 to 1 and, effective on April 2, 2009, we increased our authorized capital stock from 16,604,278 shares, consisting of 1,604,278 shares of Common Stock and 15,000,000 shares of Preferred Stock,  to 230,000,000 shares authorized capital stock, consisting of 200,000,000 shares of Common Stock, and 30,000,000 shares of Preferred Stock.

    In connection with the Merger, we issued 10,293,359 shares of Common Stock to our former employees and shareholders of prior subsidiaries were cancelled. Pursuant to agreements with certain convertible note holders holding collectively $1,000,000 original face value of convertible notes (“Notes”), all Notes were suspended and, as of May 12, 2009, were converted into 452,830 shares of Common Stock along with the conversion of an additional pre-Merger bridge loan note into 152,003 shares of Common Stock and the conversion of our shares of Preferred Stock into 12,976,316 shares of Common Stock.

    In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of the date of this quarterly report, we have 1,640 cows providing 25 tons of raw milk per day to Harbin Rodobo for further processing. On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

    On February 5, 2010, through Tengshun Technology, we acquired 100% of the equity interest of Ewenkeqi Beixue Dairy, Ltd. (“Ewenkeqi Beixue”), Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”), and Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”, collectively, the “Beixue Group”).  PRC companies engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.  Pursuant to the Equity Transfer Agreements entered into with Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue on February 5, 2010, we paid RMB 500,000 (approximately $73,236) in cash and issued 800,000 shares of Common Stock in exchange for 100% of the equity interest in Ewenkeqi Beixue; RMB 1,000,000 (approximately $146,473) in cash and 1,000,000 shares of Common Stock in exchange for 100% of the equity interest in Hulunbeier Beixue; and RMB 600,000 (approximately $87,884) in cash, 8,800,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock in exchange for 100% of the equity interest in Hulunbeier Hailaer Beixue. Mr. Yanbin Wang, who owned 51% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also our Chairman, Chief Executive Officer and a major stockholder.

    On June 17, 2010, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which we agreed to sell to the Purchasers an aggregate of 1,111,112 shares of our common stock and Common Stock Purchase Warrants to purchase an aggregate of 555,556 shares of Common Stock, for an aggregate purchase price of $3,000,000 (the “Transaction”). After related fees and expenses, we received net proceeds totaling approximately $2,650,000. We intend to use the proceeds of the Transaction for general corporate purposes, which may include working capital, capital expenditures, acquisitions of new businesses and investments.

    Also in connection with the Transaction and pursuant to a registration rights agreement we entered into with each of the Purchasers, filed a resale registration statement with the Securities and Exchange Commission covering the Shares and the shares our common stock issuable upon exercise of the Warrants on July 16, 2010, which was declared effective by the Securities and Exchange Commission on July 27, 2010.  We are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Three Months Ended June 30,				Change
	2010	% of sales	2009	% of sales	$	%

Net sales	$19,135,845	100.0%	$10,261,572	100.0%	$8,874,274	86.5%
Cost of goods sold	11,808,989	61.7%	4,428,925	43.2%	7,380,064	166.6%

Gross profit	7,326,856	38.3%	5,832,647	56.8%	1,494,209	25.6%

Operating expenses:
Distribution expenses	3,435,678	18.0%	3,511,614	34.2%	(75,936)	-2.2%
General and administrative expenses	1,180,040	6.2%	275,549	2.7%	904,491	328.3%

Total operating expenses	4,615,717	24.1%	3,787,163	36.9%	828,555	21.9%

Operating income	2,711,139	14.2%	2,045,484	19.9%	665,655	32.5%

Interest expenses	(45,876)	0.1%	-	0.0%	(45,876)	n/a
Change in fair value of warrants	24,759	0.1%	-	0.0%	24,759	n/a
Other income (expenses)	25,906	-0.2%	(237)	0.0%	26,143	11030.6%

Income before income taxes	2,715,928	14.2%	2,045,247	19.9%	670,681	32.8%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$2,715,928	14.2%	$2,045,247	19.9%	$670,681	32.8%

Other comprehensive income:
Foreign currency translation adjustment	365,575	1.9%	8,310	0.1%	357,265	4299.0%

Comprehensive income	$3,081,503	16.1%	$2,053,557	20.0%	$1,027,945	50.1%

Net Sales:

Net sales for the three months ended June 30, 2010 were $19.1 million, an increase of approximately $8.8 million or 86.5%, compared to net sales for the three months ended June 30, 2009. This increase was primarily driven by volume growth, with the average selling price remaining relatively flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the 7 provinces and Beijing in which we currently sell products. The increase was also attributed to the launch of a new product series called “Peer” under our baby/infant formula product line in July 2009. Sales generated from Peer product series were approximately $6.1 million for the three months ended June 30, 2010. Hulunbeier Hailaer Beixue, a new subsidiary that we acquired on February 5, 2010, contributed $6.6 million sales for the three months ended June 30, 2010.

Cost of Goods Sold:

Cost of goods sold increased approximately $7.4 million, or 166.6% from $4.4 million for the three months ended June 30, 2010 to $11.8 million for the three months ended June 30, 2009. This increase was primarily attributable to the sales increase over periods, the increase in cost of raw materials and recent acquisitions of lower margin businesses.

Gross Profit:

Our gross profit increased approximately $1.5 million for the three months ended June 30, 2010, an increase of 25.6% compared to the gross profit for the three months ended June 30, 2009. The overall gross profit margin had declined from 56.8% in the three months ended June 30, 2009 to 38.3% in the three months ended June 30, 2010.

Our overall gross profit margin was diluted due to the recent acquisition of lower-margin business. The newly acquired subsidiary, Hunlunbeier Hailaer Beixue, has a gross margin of 4.2% for the three months ended June 30, 2010. Excluding the margin dilution impact of the acquisition, gross profit margin actually remained flat at 56.2% for the three months ended June 30, 2010 compared to 56.8% for the three months ended June 30, 2009.

Operating expenses:

Operating expenses for the three months ended June 30, 2010 were $4.6 million, an increase of approximately $0.8 million or 21.9% compared to the three months ended June 30, 2009. Operating expenses as a percentage of net sales decreased from 36.9% in the three month ended June 30, 2009 to 24.1% in the three months ended June 30, 2010.

Distribution expenses decreased by approximately $0.1 million, a decrease of 2.2% for the three months ended June 30, 2010, compared with the figure for the three months ended June 30, 2009.

General and administrative expenses increased by $0.9 million, or approximately 328.3%, from $0.3 million for the three months ended June 30, 2009 to $1.2 million for the three months ended June 30, 2010. The increase was primarily due to $0.3 million of stock-based compensation expenses in the three months ended June 30, 2010. On August 8, 2009, we granted 1,020,000 restricted shares of our common stock to employees and a consultant of ours in consideration for services to be rendered starting from July 1, 2009. As annual compensation for the independent directors’ services to us, we issued 10,000 shares of our common stock to Zhiqiang E on November 16, 2009, 15,000 shares of our common stock to Jie Li on December 3, 2009, and 15,000 shares of our common stock to James Hu on December 3, 2009. We did not incur stock-based compensation expenses in the three months ended June 30, 2009. The increase in general and administrative expenses is also attributed to additional $0.2 million of depreciation and amortization expenses related to the newly acquired subsidiaries. Additional $0.4 million depreciation and amortization expense was also recorded for purchase accounting purposes.

Overall, due to the increase in net sales offsetting by the deterioration in gross profit margin and the increase in general and administrative expenses, we recorded a 32.5% increase (approximately $0.7 million) in income from operations in the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

Income Tax:

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009 but has been extended for another three years. The estimated tax savings for the three months ended June 30, 2010 and 2009 amounted to $0.7 million and $0.5 million, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.10 to $0.08 for the three months ended June 30, 2010, and from $1.42 to $1.07 for the three months ended June 30, 2009.

Net Income:

We achieved $2.7 million of net income for the three months ended June 30, 2010, an increase of $0.7 million (approximately 32.8%) compared with $2.0 million for the three months ended June 30, 2009. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended June 30, 2010 were $0.366 million compared to $0.008 million for the three months ended June 30, 2009. The exchange rate was 6.781 RMB per US Dollar at June 30, 2010 versus 6.826 RMB per US Dollar at March 31, 2010 while the exchange rate was 6.831 RMB per US Dollar at June 30, 2009 versus 6.834 RMB per US Dollar at March 31, 2009.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Nine Months Ended June 30,				Change
	2010	% of sales	2009	% of sales	$	%

Net sales	$44,541,870	100.0%	$25,425,414	100.0%	$19,116,456	75.2%
Cost of goods sold	25,913,565	58.2%	12,812,311	50.4%	13,101,253	102.3%

Gross profit	18,628,306	41.8%	12,613,103	49.6%	6,015,203	47.7%

Operating expenses:
Distribution expenses	8,868,794	19.9%	6,736,617	26.5%	2,132,177	31.7%
General and administrative expenses	2,883,025	6.5%	1,134,159	4.5%	1,748,866	154.2%

Total operating expenses	11,751,819	26.4%	7,870,776	31.0%	3,881,043	49.3%

Operating income	6,876,487	15.4%	4,742,327	18.7%	2,134,160	45.0%

Subsidy income	273,897	0.6%	438,730	1.7%	(164,833)	-37.6%
Gain on bargain purchase	1,677,020	3.8%	-	0.0%	1,677,020	n/a
Interest expenses	-	0.0%	-	0.0%	-	n/a
Change in fair value of warrants	24,759	0.1%	-	0.0%	24,759	n/a
Other income (expenses)	(22,644)	-0.1%	(66,256)	-0.3%	43,612	-65.8%

Income before income taxes	8,829,519	19.8%	5,114,801	20.1%	3,714,717	72.6%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$8,829,519	19.8%	$5,114,801	20.1%	$3,714,717	72.6%

Other comprehensive income:
Foreign currency translation adjustment	372,621	0.8%	(57,243)	-0.2%	429,865	-750.9%

Comprehensive income	$9,202,140	20.7%	$5,057,558	19.9%	$4,144,582	81.9%

Net Sales:

Net sales for the nine months ended June 30, 2010 were $44.5 million, an increase of approximately $19.1 million or 75.2%, compared to net sales for the nine months ended June 30, 2009. This increase was primarily driven by volume growth, with the average selling price remaining relatively flat over both periods. We continued our efforts to develop distribution networks and expand the market areas in the 7 provinces and Beijing in which we currently sell products. The increase was also attributed to the newly launched Peer product series, which generated $14.8 million of sales for the nine months ended June 30, 2010. Recently acquired subsidiary, Hulunbeier Hailaer Beixue, contributed $12.0 million sales for the nine months ended June 30, 2010.

Cost of Goods Sold:

Cost of goods sold increased approximately $13.1 million, or 102.3% from $12.8 million for the nine months ended June 30, 2010 to $25.9 million for the nine months ended June 30, 2009. This increase was primarily attributable to the sales increase over periods, the increase in cost of raw materials and recent acquisitions of lower margin businesses.

Gross Profit:

Our gross profit increased approximately $6.0 million for the nine months ended June 30, 2010, an increase of 47.7% compared to the gross profit for the nine months ended June 30, 2009. The overall gross profit margin deteriorated from 49.6% for the nine months ended June 30, 2009 to 41.8% for the nine months ended June 30, 2010.

Our overall gross profit margin was diluted due to the recent acquisition of lower-margin business. The newly acquired subsidiary, Hunlunbeier Hailaer Beixue, has a gross margin of 6.1% for the nine months ended June 30, 2010. Excluding the margin dilution impact of the acquisition, gross profit margin actually improved from 49.6% for the nine months ended June 30, 2009 to 55.1% for the nine months ended June 30, 2010, primarily driven by the high-margin new baby/infant formula “Peer”, which has a gross margin of 69.6% and accounted for approximately 45.7% of total sales (excluding sales from Hunlunbeier Hailaer Beixue) in the nine months ended June 30, 2010.

Operating expenses:

Operating expenses for the nine months ended June 30, 2010 were $11.8 million, an increase of approximately $3.9 million or 49.3% compared to the nine months ended June 30, 2009. Operating expenses as a percentage of net sales decreased from 31.0% in the nine month ended June 30, 2009 to 26.4% in the nine months ended June 30, 2010.

Distribution expenses increased by approximately $2.1 million, an increase of 31.7% for the nine months ended June 30, 2010, compared with the figure for the nine months ended June 30, 2009. The increase was mainly due to an increase of $2.0 million in distribution expense reimbursements as a result of sales increases and market expansion.

General and administrative expenses increased by $1.7 million, or approximately 154.2%, from $1.1 million for the nine months ended June 30, 2009 to $2.9 million for the nine months ended June 30, 2010. The increase was primarily due to $0.9 million of stock-based compensation expenses in the nine months ended June 30, 2010. Other than (i) the 1,020,000 restricted shares granted on August 8, 2009, (ii) the 40,000 shares of common stocks granted to three independent directors in November and December of 2009, and (iii) the 35,897 shares of common stock issued on December 26, 2009 to a terminated employee, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment; we did not incur stock-based compensation expenses in the nine months ended June 30, 2009. The increase in general and administrative expenses is also attributed to additional $0.7 million of depreciation and amortization expenses related to the newly acquired subsidiaries. Additional $0.7 million depreciation and amortization expense was also recorded for purchase accounting purposes.

Overall, due to the increase in net sales offsetting by the increase in operating expenses, we recorded a 45.0% increase (approximately $2.1 million) in income from operations in the nine months ended June 30, 2010 compared with the nine months ended June 30, 2009.

Income Tax:

Due to the government tax preferential policies discussed above, the estimated tax savings for the nine months ended June 30, 2010 and 2009 amounted to $2.2 million and $1.3 million, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.43 to $0.32 for the nine months ended June 30, 2010 and from $3.56 to $2.67 for the nine months ended June 30, 2009.

Net Income:

We achieved $8.8 million of net income for the nine months ended June 30, 2010, an increase of $3.7 million (approximately 72.6%) compared with $5.1 million for the nine months ended June 30, 2009. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to a $1.7 million of gain on bargain purchase in connection with the acquisitions on February 5, 2010. There was $0.3 million of non-recurring subsidy income from the government in the nine months ended June 30, 2010 compared with $0.4 million of subsidy income in the nine months ended June 30, 2009.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the nine months ended June 30, 2010 were $0.372 million compared to negative $0.057 million for the nine months ended June 30, 2009. The exchange rate remained at 6.781 RMB per US Dollar at June 30, 2010 versus 6.826 RMB per US Dollar at September 30, 2009 while the exchange rate was 6.831 RMB per US Dollar at June 30, 2009 versus 6.790 RMB per US Dollar at September 30, 2008.

Loans from Related Parties:

During the ordinary course of business, we, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The borrowings are usually unsecured, non-interest bearing and due on demand. We have had shareholder loans in the amount of $1,185,062 as of June 30, 2010, which are expected to be paid by September 30, 2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended June 30, 2010 and 2009.

	Nine Months Ended June 30,
	2010	2009

Net cash provided by operating activities	8,577,335	1,072,461

Net cash provided by (used in) investing activities	1,351,024	(5,165,481)

Net cash provided by financing activities	1,135,660	4,171,369

Effect of exchange rate changes on cash and cash equivalents	66,886	(3,881)

Net increase in cash and cash equivalents	11,130,905	74,467

Cash and cash equivalents, beginning of period	1,640,258	659,030

Cash and cash equivalents, end of period	$12,771,163	$733,497

Our cash balance increased by $11.1 million to $12.8 million on June 30, 2010, as compared to $1.6 million on September 30, 2009. The increase was mainly attributable to net cash provided by operating activities of $8.6 million, net cash provided by investing activities of $1.4 million and net cash provided by financing activities of $1.1 million in the nine months ended June 30, 2010.

Net Cash Provided by Operating Activities

We usually finance our operations from funds generated by operating activities. For the nine months ended June 30, 2010, we generated approximately $8.6 million in cash from operating activities, compared with $1.1 million cash provided by operating activities for the nine months ended June 30, 2009. The increase in net cash provided by operating activities was primarily attributable to $8.8 million of net income, a decrease in inventory of $2.2 million, a decrease in advances to suppliers of $1.6 million, offset by an increase in accounts receivable and other receivables of $1.9 million, a decrease in accounts payable and other payable of $0.9 million, a decrease in accrued expenses of $0.5 million and a decrease in advance from customers of $2.1 million.

Net Cash Provided by Investing Activities

For the nine months ended June, 2010, we generated $1.4 million in cash from investing activities, compared with $5.2 million spent in investing activities for the nine months ended June 30, 2009. The increase in cash provided by investing activities was primarily due to $1.4 million of cash acquired in connection with the acquisitions of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue, $1.6 million of collection of loan to others and $1.7 million of collection of loan to shareholders. During the nine months ended June 30, 2010, we paid $2.6 million of deposits on land and equipment, $0.4 million to purchase fixed assets and $0.3 million as part of the considerations for the acquisitions mentioned above.

Net Cash Provided by Financing Activities

For the nine months ended June 30, 2010, we generated $1.1 million from financing activities, compared with $4.2 million in cash provided by financing activities for the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we repaid $1.9 million to shareholder loans and $0.1 million to short-term loans, and received $0.5 million from short-term loans. We also received $2.6 million from issuance of common stock and warrants in connection with a private placement on June 17, 2010. During the nine months ended June 30, 2009, the $4.2 million of cash provided by financing activities primarily related to the receipt of a $3.0 million investment associated with an investment agreement that we entered into with an investor on September 30, 2008 and received in October 2008, and the receipt of $1.2 million of capital contribution.

Private Placement

On June 17, 2010, we entered into the Purchase Agreement with the Purchasers, pursuant to which we agreed to sell to the Purchasers an aggregate of 1,111,112 shares (the “Shares”) of our common stock and Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 555,556 shares of Common Stock, for an aggregate purchase price of $3,000,000. After related fees and expenses, we received net proceeds totaling approximately $2,650,000. We intend to use the proceeds of the Transaction for general corporate purposes, which may include working capital, capital expenditures, acquisitions of new businesses and investments.

The Shares were sold at a price of $2.70 per share, and the Warrants have an exercise price of $3.50 per share, subject to customary future adjustment for certain events, such as stock dividends and splits. The Warrants are exercisable at any time following issuance and expire on June 17, 2015.

For its services as lead placement agent, Rodman & Renshaw, LLC (“Rodman”) received cash compensation in the amount of approximately $144,000 and warrants to purchase 53,333 shares our common stock (“Placement Warrants”) on the same terms as the Warrants.  FT Global Capital, Inc. served as our co-placement agent for the transaction and received cash compensation in the amount of approximately $36,000 and 13,333 Placement Warrants.

Also in connection with the Transaction and pursuant to a registration rights agreement we entered into with each of the Purchasers  (the “Registration Rights Agreement”), filed a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering the Shares and the shares our common stock issuable upon exercise of the Warrants and the Placement Warrants on July 16, 2010, which was declared effective by the Securities and Exchange Commission on July 27, 2010.  We are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2010that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors.

   Investing in our securities involves a great deal of risk. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Statement Regarding Forward-Looking Statements.”  The risks and uncertainties described below are not the only ones facing Rodobo. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the  Common Stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

    We have a limited operating history, having commenced operations in 2002. We grew to our present size in 2008 following our acquisition of Cayman Mega.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets in the PRC. Some of these risks and uncertainties relate to our ability to:

●	offer new products to attract and retain a larger customer base;
●	attract additional customers and increase spending per customer;
●	increase awareness of our brand and continue to develop customer loyalty;
●	respond to competitive market conditions;
●	respond to changes in our regulatory environment;
●	manage risks associated with intellectual property rights;
●	maintain effective control of our costs and expenses;
●	raise sufficient capital to sustain and expand our business; and
●	attract, retain and motivate qualified personnel.

Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion. If we are unsuccessful in addressing any of these risks and uncertainties, it may have a negative impact on our results of operations.

In the past several years we have derived a significant portion of our revenues from a small, concentrated group of customers. If we continue to be dependent upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

    In the fiscal year ended September 30, 2009, one customer, Chengdu Luoling, accounted for 22% of our sales. The sales generated from our five largest customers in the fiscal year ended September 30, 2009 amounted to $15.7 million which represented approximately 45% of our total sales.  In the fiscal year ended September 30, 2008, our three major customers, Chengdu Luoling, Harbin Huijiabei Food Co., Ltd. and Jiangxi Meilu Dairy Co., Ltd. accounted for approximately 48% of our total sales with each customer accounting for 24%, 13% and 11%, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue.  As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

The milk products business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

    Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Our milk products face competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles and other special packaging which serve portions of our marketing area. Most of our competitors are well-established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than us, and have products that have gained wide customer acceptance in the marketplace. The largest of our competitors are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. Greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Changing consumer preferences make demand for our products unpredictable.

    We are subject to changing consumer preferences and nutritional and health-related concerns. Our business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content of such products. Many potential customers in China are lactose intolerant, and may therefore prefer other beverages. We could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

We are subject to market and channel risks.

We primarily sell our products through distributors.  Because of this, we are dependent to a large degree upon the success of our PRC-based distribution channel as well as the success of specific retailers in the distribution channel. We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of the retail stores, which may be outside our control.  There can be no assurance that the retail channels will be able to grow or prosper as they face price and service pressure from other channels.  There can be no assurance that retailers in the retail store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

    Our operating results depend, in part, on our ability to deliver high quality products in a timely and cost-effective manner. Our quality control and food safety management systems are complex. For example, there are over 1,100 quality control points throughout the whole production process. If the quality of any of our products deteriorates, it could result in delays in shipments, cancellations of orders or customer returns and complaints, loss of goodwill, and harm to our brand and reputation.

    Any quality problems associated with the milk powder produced by these suppliers would also affect our products’ quality and lead to negative publicity against us, adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share.

We depend on suppliers for approximately sixty percent of our raw milk and other raw materials,  a shortage of which could result in reduced production and sales revenues and/or increased production costs. We also may be exposed to the risks associated with failure in suppliers’ quality control.

    Raw milk is the primary raw material we use to produce our products. As we pursue our growth strategy, we expect raw milk demands to continue to grow. Though we have our own cow farm, approximately sixty percent of our raw milk comes from milk farmers outside our company. Our raw milk supply is limited by the ability of the individual dairy farmers to provide raw milk in the amount and quality to meet our requirements. Raw milk production is, in turn, influenced by a number of factors that are beyond our control including, but not limited to, the following:

•
seasonal/ climate factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather/ climate and extended unseasonably cold or hot weather could lead to lower than expected production;

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

    We purchase approximately sixty percent of our raw milk from individual dairy farmers without long-term contractual arrangements and do not have guaranteed supply contracts with any of our raw material suppliers. Some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources or at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all.

    In addition, the supply of raw milk may be insufficient to meet demand which would limit our growth. In order to meet our projected needs, we expect that we will need to continue to increase the number of milk collection centers from which we source our raw milk and purchase cows. We cannot assure you that we will be able to acquire additional milk collection centers or that there will be sufficient supplies of raw milk from individual dairy farmers and cooperatives to be provided to any milk collection centers. If we are not able to renew our contracts with suppliers or find new suppliers to provide raw milk, we will not be able to meet our production goals and our sales revenues will fall.  Any interruption in our supply of raw milk could materially and adversely affect our results of operations, financial condition and business prospects.

    If we are forced to expand our sources for raw milk as we attempt to implement our growth strategy, it may become increasingly difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain.  A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

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

    The current policy of China in effect since the mid-1990s has focused on moving the dairy industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits. The raw materials we use are subject to price fluctuations due to various factors beyond our control, including increasing market demand, inflation, severe climatic and environmental conditions, commodity price fluctuations, currency fluctuations, changes in governmental and agricultural regulations and programs and other factors. We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw material prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset these increased costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

We might face an inventory write-down if milk powder inventory continues to increase and milk powder prices continue to decline.

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

    In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness in nearly 300,000 others.  Although this incident did not involve any of our products, China’s Administration of Quality Supervision, Inspection and Quarantine found that the products of 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China.  Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis should lead to increased demand for our products, we cannot be certain that the illnesses caused by contamination in the milk powder industry, whether or not related to our products, will not lead to a sustained decrease in demand for milk powder products produced within China, thereby having a negative impact on our results of operations.

     In addition, we believe that the 2008 melamine incident and any other adverse news related to formula products in China will also result in increased regulatory scrutiny of our industry, which may result in increased costs and reduce our margins and profitability. The government has enhanced its regulations on the industry aimed to ensure the safety and quality of dairy products, including but not limited to compulsory batch by batch inspection. Compliance with these enhancements is likely to increase our operating costs and capital expenditure.

Any instances of counterfeiting or imitation of our milk formula product or other similar products in China could harm our reputation and damage our brand, which would materially and adversely affect our results of operations.

    In the past, there have also been occurrences of counterfeiting and imitation of products in China that have been widely publicized. We cannot guarantee that counterfeiting or imitation of our or similar products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of contamination or counterfeiting or imitation could negatively impact our corporate and brand image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers. For example, in April 2004, sales of counterfeit and substandard infant formula in Anhui, China caused the deaths of 13 infants as well as harmed many others. Although this incident did not involve the counterfeiting of our products, it caused significant negative publicity for the entire infant formula industry in China. The mere publication of information asserting that infant formula ingredients or products may be counterfeit could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.

Inadequate property and general liability insurance expose us to the risk of loss of our property as well as liability risks in the event of litigation against us.

    Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Except for some property insurance, automobile insurance and personal injury insurance, we and our subsidiaries do not carry enough property insurance, general liability insurance or product liability insurance to cover the full risks of our business operations.  Pursuant to the terms of the Securities Purchase Agreement entered into in connection with the Private Placement, we intend to obtain Directors and Officers insurance on or before September 16, 2010. We do not have other insurance, such as product liability, business liability or disruption insurance coverage for our operations in the PRC. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property.

 Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

    We are subject to extensive regulation by China’s Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. Due to the 2008 melamine contamination in China, our industry has become more highly scrutinized. It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent.  To the extent that new regulations are adopted, we will be required to conform its activities in order to comply to such regulations, which may increase our costs and reduce our profitability. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could materially and adversely affect our results of operations.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may disrupt our business and operations.

    Our business and operations could be materially and adversely affected by the outbreak of swine flu, avian influenza, severe acute respiratory syndrome, or SARS, or other similar adverse public health development. There were reports of occurrences of swine flu in various countries. Any prolonged recurrence of an adverse public health development may result in the temporary closure of businesses in China by the PRC government in order to avoid congregation in closed spaces to help prevent disease transmission. Such occurrences would disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to specifically combat any future outbreak of avian influenza, SARS or any other epidemic.

Any major outbreak of illness or disease relating to cows in China and in the regions in which we import milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder, and could result in consumers avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

    A major outbreak of any illness or disease in cows in China and globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of “mad cow” disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying our raw milk and milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder. Limited cases of bovine TB have occurred in several parts of China in the past. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer substantial losses.

We expect to incur costs related to our planned acquisitions and expansion into new plants and ventures, which may not prove to be profitable. Moreover, failure to execute our expansion plan could adversely affect our financial condition and results of operations.

    We have plans to increase our annual production capacity to meet an expected increase in demand for our products. Our decision to increase our production capacity is based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. We anticipate that our proposed expansion of our milk production facilities may include the acquisition and construction of new or additional facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, our projects may entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on our projects and could delay their scheduled openings. A delay in scheduled openings of production facilities will delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

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

●
the availability of additional funding to expand our production capacity, build new processing and packaging facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

●	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;
●	failure to maintain high quality control standards;
●	global or local shortage of raw materials, such as raw milk or whey protein powder;
●	our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;
●	diversion of significant management attention and other resources; and
●	failure to execute our expansion plan effectively.

    As our business grows, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvements to our accounting and other internal management systems by dedicating additional resources to our reporting and accounting functions, and improvements to our record keeping and contract tracking system. We will need to respond to competitive market conditions, continue to enhance existing products and develop new products, retain existing customers and attract new customers. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, we will need to maintain and expand our relationships with our current and future customers, suppliers, distributors and other third parties, and there is no guarantee that we will succeed.

    When our future expansion projects become operational, we will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address our increased management needs or are otherwise unable to manage our growth effectively, our operating results could be materially and adversely affected.

    If we encounter any of the risks described above, or are otherwise unable to establish or successfully operate additional production capacity or to increase production output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability, and our business, financial condition, and may have a negative impact on our results of operations.

We may not succeed in identifying suitable acquisition targets, which could adversely affect our ability to expand our operations and service offerings and enhance our competitiveness.

    We have pursued and may in the future pursue strategic acquisition opportunities to increase our scale and geographic presence and expand the number of our product offerings. However, we may not be able to identify suitable acquisition or investment candidates or, even if we do identify suitable candidates, we may not be able to complete those transactions on terms commercially favorable to us or at all, which could adversely affect our competitiveness and our growth prospects.

     If we acquire other companies in the future, we could face the following risks:

●	difficulty in assimilating the target company’s personnel, operations, products, services and technology into our operations;
●	the presence of unforeseen or unrecorded liabilities;
●	entry into unfamiliar markets;
●	inability to generate sufficient revenues to offset acquisition costs; and
●	tax and accounting issues.

    Employees who recently joined us as a result of acquisitions may decide not to work with us or to leave shortly after joining our company. These difficulties could disrupt our ongoing business, distract our management and current employees and increase our expenses, including write-offs or impairment charges. Acquired companies also may not perform to our expectations for various reasons, including the loss of key personnel, key distributors, key suppliers or key customers, and our strategic focus may change. As a result, we may not realize the benefits we anticipated. If we fail to integrate acquired businesses or realize the expected benefits, we may lose the return on the investment in these acquisitions or incur additional transaction costs and our operations may be negatively impacted as a result. Further, any acquisition or investment that we attempt, whether or not completed, or any media reports or rumors with respect to any such transactions, may adversely affect our competitiveness, our growth prospects, and the value of the Common Stock.

Our business is capital intensive and our growth strategy may require additional capital that may not be available on favorable terms or at all.

    In the past we have obtained loans and sold the Common Stock or other securities to raise additional capital. Our business requires significant capital and although we believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If cash from available sources is insufficient or unavailable due to restrictive credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	investors’ perceptions of, and demand for, companies in our industry;
●	investors’ perceptions of, and demand for, companies operating in China;
●	condition of the U.S. and other capital markets in which we may seek to raise funds;
●	our future results of operations, financial condition and cash flows;
●	governmental regulation of foreign investment in companies in particular countries;
●	economic, political and other conditions in the United States, China, and other countries; and
●	governmental policies relating to foreign currency borrowings.

    In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all.

    We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  There is no assurance that we will be able to secure suitable financing in a timely fashion or at all.  In addition, there is no assurance that we will be able to obtain the capital we require by any other means.  Future financings through equity investments are likely to be dilutive to our existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities.  The issuances of incentive awards under equity employee incentive plans may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial condition.

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

    We are currently selling our products in seven provinces in China. Achieving market acceptance for our products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be receptive to our products. In addition, we intend to market our products as premium and super-premium products and to adopt a corresponding pricing model, which may not be accepted in new or existing markets. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

 We may not possess all of the licenses required to operate our business, or we may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which may have a material adverse effect on our business, financial condition and results of operations.

We are required to hold a variety of permits and licenses to operate our business in China. We may not possess all of the permits and licenses required for all of our business activities. In addition, there may be circumstances under which an approval, permit or license granted by a governmental agency is subject to change without substantial advance notice, and it is possible that we could fail to obtain an approval, permit or license that is required to expand our business as we intend. If we fail to obtain or to maintain such permits or licenses or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

    Prior to our merger in September 2008, as described in more detail in the “Our Business” section below, our management had never operated a public company. As a public company with substantial operations, our legal, accounting and other expenses have increased. The costs of preparing and filing annual and quarterly reports, and other reports and information with the Securities and Exchange Commission (the “SEC”) and furnishing audited reports to stockholders is time-consuming and costly.

    Ensuring that we have adequate internal financial and accounting controls and procedures in place to confirm that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. As a public company, we need to document, review, test and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors.  Implementing any appropriate changes to our internal controls might entail substantial costs in order to add personnel and modify our existing accounting systems, take a significant period of time to complete, and distract our officers and employees from the operation of our business.  These changes might not, however, be effective in maintaining the adequacy of our internal controls, and could adversely affect our operating results and our ability to operate our business.

If we fail to establish and maintain an effective system of internal controls we may not be able to report our financial results accurately or  prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of Common Stock.

    We are required to establish and maintain internal controls over financial reporting and disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

 Risks Relating to Our Corporate Structure

    Our corporate structure, in particular our variable interest entity arrangements (the “VIE Arrangements”), are subject to significant risks, as set forth in the following risk factors. After the consummation of our Merger in September 2008, we became a holding company with no material assets.  Currently, all our operations are conducted through our wholly owned subsidiaries Harbin Rodobo and Qinggang Mega.  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations.

On January 1, 2009, Harbin Mega, a wholly owned subsidiary of ours entered into a series of VIE Arrangements with Qinggang Mega and its two shareholders, pursuant to which Harbin Mega effectively assumed management of the business activities of Qinggang Mega and has the right to appoint all executives and senior management and the members of the board of directors of Qinggang Mega.  Qinggang Mega is currently considered for accounting purposes a variable interest entity (“VIE”), and we are considered its primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements.

We depend upon the VIE Arrangements in conducting our business in the PRC, which may not be as effective as direct ownership.

    Our affiliation with the Qinggang Mega is managed through several exclusive agreements between us and Qinggang Mega, which are considered to be variable interest entity contractual arrangements.  The VIE Arrangements may not be as effective in providing us with control over Qinggang Mega as direct ownership. The VIE Arrangements are governed by the PRC laws and provide for the resolution of disputes through court proceedings pursuant to the PRC laws. Accordingly, the VIE Arrangements would be interpreted in accordance with the PRC laws. If Qinggang Mega or its shareholders fail to perform the obligations under the VIE Arrangements, we may have to rely on legal remedies under the PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Arrangements.

Because we rely on the consulting services agreement with Qinggang Mega for part of our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

    We are a holding company and a substantial part of our business operations are conducted through the contractual arrangements between Qinggang Mega and us. As a result, we currently rely on consulting fees from Qinggang Mega pursuant to the consulting services agreements for approximately 10% of our revenues. The consulting services agreement may be terminated by written notice of Qinggang Mega or us in the event that: (a) one party causes a material breach of the agreements, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) we terminate our operations; (d) Qinggang Mega’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreements.

    Additionally, we may terminate the consulting services agreement without cause. Because neither we nor our subsidiaries own equity interests in Qinggang Mega, if we terminated the consulting services agreements we would no longer receive payments from Qinggang Mega under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

    A portion of our business is conducted through Qinggang Mega which currently is considered for accounting purposes a VIE, and we are considered the primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements. If in the future a company we hold as a VIE no longer meets the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC financial reporting purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC financial reporting purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC financial reporting purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC financial reporting purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

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

    Under a tax inspection, if our transfer pricing arrangements between Qinggang Mega and us are judged as tax avoidance, or related documentation does not meet the requirements of PRC laws and regulations, Qinggang Mega and we may be subject to material adverse tax consequences, such as transfer pricing adjustments. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of amounts recorded by us, which could adversely affect us by (i) increasing Qinggang Mega’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

Our controlling shareholder has potential conflicts of interest with our company which may adversely affect our business.

    Mr. Yanbin Wang is our Chairman and Chief Executive Officer and he owns 85% of the equity interest in Qinggang Mega.  Mr. Wang has a duty of loyalty and care to us under U.S. laws when there are any potential conflicts of interests between our company and Qinggang Mega. We cannot assure you, however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, he may determine that it is in Qinggang Mega’s interests to sever the contractual arrangements with us, irrespective of the effect such action may have on us. In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Qinggang Mega is obligated to remit to us under the consulting services agreements.

We have outstanding short-term related party borrowings and we may not be able to obtain extensions when they mature.

Our short term related party loan as of  March 31, 2010 was $1,185,062.  However, in China it is customary practice for borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings

We rely on the approval certificates and business license held by Qinggang Mega and any deterioration of the relationship between Qinggang Mega and us could materially and adversely affect our overall business operation.

    Pursuant to the VIE Arrangements, a substantial part of our business in China will be undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by Qinggang Mega. There is no assurance that Qinggang Mega will be able to renew its approvals, licenses or certificates when their terms expire with substantially similar terms to those currently held.

    Further, our relationship with Qinggang Mega is governed by the VIE Arrangements, which are intended to provide us, through our indirect ownership of wholly foreign owned enterprises (“WFOE”), with effective control over the business operations of Qinggang Mega.  However, the VIE Arrangements may not be effective in providing control over the applications for and maintenance of the approvals, certificates and licenses required for our business operations. Qinggang Mega could violate the VIE Arrangements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Arrangements and, as a result, our operations, reputation, business and stock price could be severely harmed.

The exercise of our option to purchase part or all of the equity interests in Qinggang Mega under the option agreement, relating to one of the VIE Arrangements, might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control the VIE entities and could result in actions by VIE entities that conflict with our interests.

    Our option agreement with Qinggang Mega gives us the right to purchase all or part of the equity interests in Qinggang Mega.  However, the option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Qinggang Mega, to be cancelled or invalidated.   PRC laws regarding mergers and acquisitions would apply to the transaction if a foreign entity, while acting through a foreign investment company in which it invests, acquires a domestic related company.  Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory. We cannot guarantee to you that we can pass such examination and get the approval to acquire any equity of Qinggang Mega. If we are not able to purchase the equity of Qinggang Mega, then we will lose a substantial portion of our ability to control Qinggang Mega and our ability to ensure that Qinggang Mega will act in our interests.

Risks Associated With Doing Business in China

Our operations and assets in China are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

    Doing business outside the United States, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Changes in the PRC laws and regulations, or their interpretation or enforcement, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

We derive all of our sales from customers in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our business.

    All of our assets are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

    We are dependent on our relationship with the local government in the provinces in which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments in the PRC jurisdictions may impose new, stricter regulations or interpretations or enforcement of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

    In addition, another obstacle to our operations in China is governmental, judicial and other corruption. There are significant risks that we will be unable to obtain necessary permits or licenses, or recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, as a result China’s underdeveloped governmental and judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

    At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of Common Stock.

The PRC government’s recent measures to curb inflation rates could adversely affect future results of operations.

    In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  In May of 2009, the change in China’s Consumer Price Index increased to 3.1% according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

    In recent years, the government of China undertook various measures to alleviate the effects of inflation, especially with respect to key commodities. On January 16, 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk. Similarly, the government of China may conclude that the prices of infant formula or other of our products are too high and may institute price controls that would limit our ability to set prices for our products as we might wish. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and, accordingly, the price of our common stock.

Currency fluctuations and restrictions on currency exchanges may adversely affect our business, including limiting our ability to convert Chinese RMB  into foreign currencies and, if Chinese RMB were to decline in value, reducing our revenue in U.S. dollar terms.

    Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi (“RMB”). We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar.  Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese RMB against the U.S. dollar. We can offer no assurance that Chinese RMB will be stable against the U.S. dollar or any other foreign currency.

    Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

The PRC State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

    All of our sales revenues and expenses are denominated in the Chinese currency, RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

    Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

    The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to meet obligations that may be incurred in the future that require payment in foreign currency.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, (“CSRC”), for the listing and trading of the Common Stock could have a material adverse effect on our business, operating results, reputation and trading price of the Common Stock, and may also create uncertainties in the future.

    SAFE issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by PRC residents of shares in an offshore holding company that owns an onshore company. PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

    On August 8, 2006, MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

    If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of the Common Stock.

    Also, if the CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of the Common Stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

    It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance. In addition to that, we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects. Compliance with the Revised M&A Regulations and any related approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Under the New EIT Law, as defined below, we may be classified as a “resident enterprise” of China, which would likely result in unfavorable tax consequences to us and our non-PRC shareholders.

    Under China’s Enterprise Income Tax Law, or the “New EIT Law”, and its implementing rules, which became effective in 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  Under the implementing rules of the New EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise.  Because the New EIT Law and its implementing rules are new, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

Limited and uncertain trademark protection in China makes the ownership and use of our trademarks uncertain.

    We have obtained trademark registrations for the use of our trade name “Rodobo”, which has been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We have also recently registered our brand names “Peer” and “Healif” with the Trademark Office under the of the State Administration for Industry and Commerce of the PRC.  We believe our trademark is important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formula and thus gain a competitive advantage.

    We have no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing competitive product lines. In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our key employees, licensing partners, third-party producers, consultants, agents and other organizations to which we disclose our proprietary information. Any breach of confidentiality by our executives, employees or others having access to our formula and processes could result in our competitors gaining access to such formula and processes. The ensuing competitive disadvantage could reduce our revenues and our profits. The actions we have taken to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. As a result, third parties may use the intellectual property or proprietary technologies that we have developed and compete with us, which could have a material adverse effect on our results of operations.

    PRC intellectual property-related laws and their implementation are still under development. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or many other countries. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and the outcome of any such litigation may not be in our favor. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation in a timely manner or at all. Furthermore, any such litigation may be costly and may divert our management’s attention away from our business and cause us to expend significant resources. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our results of operations.

Because our principal assets are located outside of the United States and all of our directors and our officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

    All of our officers and directors reside outside of the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

    The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. In addition, our VIE and all of our subsidiaries that are incorporated in China are subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain preferential tax treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with third parties.

    The Chinese government has enacted significant laws and regulations dealing with matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, the PRC’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse effect on our results of operations.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

    We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further but also to impose restrictions on our relationship with our employees.  In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.  As a result of the new law, we had to reduce the number of hours of overtime our employees can work, substantially increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. As a result, we have incurred certain operating losses as our costs of manufacturing increased.  In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our Company’s rules and regulations or is in serious dereliction of his or her duty. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation and enforcement will not vary, which may have a negative effect upon our business and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

    In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of any such equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

    The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations WFOE’s may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

    Furthermore, if any of our consolidated subsidiaries in China incurs debt in the future, the instruments governing the debt may restrict our ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our Common Stock. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

    The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be an exchange listed company in U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our results of operations and the public announcement of such deficiencies could adversely impact our stock price.

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

Risks Related to an Investment in our Common Stock

Our common shares have historically been thinly traded and you may be unable to sell at or near asking prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained. Our common shares are quoted on the OTC Bulletin Board, where they have historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained.

The market price for our Common Stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price.  The price at which you purchase our Common Stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your Common Stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares have historically been sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares:  actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our corporate actions are substantially influenced by our principal stockholders and affiliated entities.

As of the date of this quarterly report, our directors, officers and their affiliated entities own or have the beneficial ownership right to approximately 44.2% of our outstanding common shares, and have approximately 61.0% of our voting power.  These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

Past company activities prior to the reverse merger may lead to future liability for the company.

Prior to our acquisition of Cayman Mega in September 2008, we were engaged in businesses unrelated to our current operations.  Although the prior business owners provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

Future sales of our shares, or the perception by the market that future sales of our shares may occur, could depress the market price of our Common Stock.

Future sales, or the perception of the availability for sale in the public market, of substantial amounts of our Common Stock could adversely affect the prevailing market price of our Common Stock and could impair our ability to raise capital through future sales of equity securities at a time and price that we deem appropriate.

Our Common Stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

    Our Common Stock, which is currently quoted for trading on the OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. If at any time we have net tangible assets of $5,000,000 or less and our shares of Common Stock have a market price per share of less than $5.00, transactions in our Common Stock may be subject to the “penny stock” rules promulgated under the Exchange Act. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our Common Stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning the investor’s financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have the right to issue up to 30,000,000 shares of “blank check” preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our articles of incorporation provides that we may issue up to 30,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our Common Stock.  In connection with our acquisition in February, 2010, of 100% of the equity interest in Ewenkeqi Beixue,  Hulunbeier Beixue, and Hulunbeier Hailaer Beixue, through our wholly owned subsidiary, we issued 2,000,000 shares of Series A Preferred Stock to Fortune Fame International Limited, a company which Yanbin Wang, our Chairman and Chief Executive Officer serves as the sole executive director.  The Series A Preferred Stock is not convertible into Common Stock, and each share of Series A Preferred Stock has six vote per share and votes as one class with the Common Stock on all matters submitted to our shareholders

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

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

Item 6.     Exhibits.

(a)  Exhibits

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed June 23, 2010).

10.1
Securities Purchase Agreement dated June 17, 2010, between Rodobo International, Inc. and each Purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 23, 2010).

10.2
Registration Rights Agreement dated June 17, 2010, between Rodobo International, Inc. and each Purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 23, 2010).

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
Yanbin Wang Chairman and Chief Executive Officer (Principal Executive Officer) Dated: August 16, 2010

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 16, 2010