Form 10-K
period 2010-09-30
Rodobo International Inc
filed 2010-12-21
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50340

RODOBO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2980786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Changjiang Road, Nangang District, Harbin, PRC	150001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  +86 0451 82260522

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $47,278,521.

The number of shares outstanding of capital stock as of December 20, 2010 was 28,003,726.

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

 i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this Annual Report.  Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the SEC.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other forward-looking information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Moreover, new risks regularly emerge and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements.

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. Forward-looking statements in this Annual Report include, but are not necessarily limited to, those relating to:

•	liquidity of the market for the common shares;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in the economic performance or market valuations of other producers and distributors of powdered milk formula companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar; and

•	general legal, economic or political conditions in China.

All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report.

PART I

ITEM 1. BUSINESS.

Overview

We are a producer and distributor of powdered milk formula products in the PRC. Our target consumers include infants, children, middle-aged and elderly people in China. Our products for infants and children are currently sold under the brand name of “Rodobo” and “Peer”, and our products for middle-aged and elderly consumers are currently sold under the brand name of “Healif”. As of the date of this Annual Report, we have 15 company-owned raw milk collection stations and a new dairy farm which started its operation in July 2009, which has 2,165 cows and provides on average 30 tons of raw milk per day.

On February 5, 2010, through our wholly-owned subsidiary Harbin Tengshun Technical Development Co., Ltd. (“Tengshun Technology”), we entered into agreements and acquired Ewenkeqi Beixue Dairy Co., Ltd. (“Ewenkeqi Beixue”), Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”) and Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue,” collectively, the “Beixue Goup”), which are all located in China and are engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products. As a result of these acquisitions, we were able to increase our milk powder processing capacity from 7,000 tons to 42,000 tons per year, or raw milk processing capacity from 200 tons to 1,200 tons per day.  Through the business channels established by our new subsidiaries, we are now able to secure higher quality milk supplies, which is a critical component of our products.  We have also expanded our distribution range to Inner-Mongolia as a result of these acquisitions.

On April 21, 2010, Hulunbeier Hailaer Mega Profit Agriculture Co., Ltd. (“Hulunbeier Mega”) was incorporated under the PRC laws, which is engaged in dairy farming. Hunlunbeier Mega is a wholly owned subsidiary of Tengshun Technology.

Our products were not implicated in the 2008 scandal in China involving the wide-spread melamine contamination of milk products.  As a result of the scandal, the Chinese government determined that many of our large competitors violated food safety regulations, therefore we intend to leverage our superior quality control in the market to attempt to gain an competitive advantage.

Our shares of common stock, par value at $0.0001 per share (“Common Stock”), are currently quoted on the OTCBB under the symbol “RDBO.OB”.

Corporate History

We were originally incorporated on January 28, 2002 as a Nevada corporation under the name Premier Document Services, Inc. (“Premier”), which provided document preparation and signatory services to mortgage, real estate and other financial services firms in the Las Vegas, Nevada market. On November 30, 2005, Premier acquired 100% of the capital stock of Navstar Communications Holdings, Ltd., and changed its name to Navstar Media Holdings, Inc. (“Navstar”).  As of January 1, 2007, Navstar ceased all of its operations and focused on identifying companies with substantial operations that were interested in merging with Navstar.

On September 30, 2008, our predecessor, Navstar, entered into a Merger Agreement with Navstar’s wholly owned acquisition subsidiary, Rodobo International, Inc. (“Rodobo Merger Sub”), Mega Profit Limited (“Cayman Mega”) and the sole shareholder of Cayman Mega.   Pursuant to the Merger Agreement, Rodobo Merger Sub acquired all of the ownership interest in Cayman Mega and then merged with and into Navstar (the “Merger”).  In exchange for Navstar obtaining all of the issued and outstanding capital stock of Cayman Mega, the then sole shareholder of Cayman Mega received shares of Common Stock and shares of convertible preferred stock in Navstar, which upon conversion of the preferred stock into Common Stock, was equal to approximately 93% of the issued and outstanding shares of Common Stock of Navstar.   Following the Merger and Navstar’s acquiring ownership of Cayman Mega, Cayman Mega continued to own and control its existing subsidiaries, including Harbin Rodobo Dairy Co., Ltd (“Harbin Rodobo”).  Concurrent with the Merger, Navstar changed its name to “Rodobo International, Inc.”, adopting the existing name of our Company.

On November 12, 2008, we affected a reverse stock split of our then outstanding Common Stock based on a ratio of 37.4 to 1 and, effective on April 2, 2009, we increased our authorized shares of capital stock from 16,604,278 shares, consisting of 1,604,278 shares of Common Stock, and 15,000,000 shares of Preferred Stock, to 230,000,000 authorized shares of capital stock, consisting of 200,000,000 shares of Common Stock, and 30,000,000 shares of Preferred Stock.

In connection with the Merger, we issued 10,293,359 shares of Common Stock to our former employees and shareholders. Pursuant to an understanding with certain convertible note holders, who collectively held convertible notes in the original aggregate principal amount of $1,000,000 (“Notes”), and the holder of a pre-Merger bridge loan note, the foregoing were converted into 452,830 and 152,003 shares of Common Stock, respectively. In addition, the outstanding shares of Preferred Stock were converted into 12,976,316 shares of Common Stock.

In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of September 30, 2010, we have 2,165 cows providing 30 tons of raw milk per day to Harbin Rodobo for further processing. On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

On February 5, 2010, through our wholly-owned subsidiary Tengshun Technology, we entered into agreements and acquired  Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology or its designee. To complete the Hulunbeier Hailaer Beixue acquisition transfer process, in addition to such equity interest transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., an unrelated PRC limited liability company owned by Mr. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete we will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

Pursuant to the Equity Transfer Agreements entered into with the Beixue Group on February 5, 2010, we paid RMB 500,000 (approximately $73,236) in cash and issued 800,000 shares of Common Stock in exchange for 100% of the equity interests in Ewenkeqi Beixue; RMB 1,000,000 (approximately $146,473) in cash and 1,000,000 shares of Common Stock in exchange for 100% of the equity interests in Hulunbeier Beixue; and RMB 600,000 (approximately $87,884) in cash, 8,800,000 shares of Common Stock and 2,000,000 shares of our Series A Preferred Stock, par value $0.0001, in exchange for 100% of the equity interests in Hulunbeier Hailaer Beixue (which is temporarily being held by Mr. Honghai Zhang for the benefit of Tengshun Technology, as described in more detail above) Mr. Yanbin Wang, who owned 51% of the equity interests in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also our Chairman, Chief Executive Officer and a major stockholder. An unaffiliated third-party owned 49% of the equity interests in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interests in Hulunbeier Hailaer Beixue prior to the acquisitions. The Equity Transfer Agreements also provided that the equity portion of the consideration consisting of an aggregate of 10,600,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock shall be issued to the designee(s) of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue.

As contemplated in the Equity Transfer Agreements with each of the Beixue Group entities, the Common Stock and Series A Preferred Stock issued as part of the consideration in these transactions were issued directly to the designees of the Beixue Group shareholders. Accordingly, on February 5, 2010, we entered into Securities Purchase Agreements with three British Virgin Islands corporations: August Glory Limited, Fame Ever Limited, and Fortune Fame International Limited, which, as designees of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, were issued 1,250,000 shares of Common Stock, 3,050,000 shares of Common Stock, and 6,300,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock, respectively, as consideration for the acquisitions. We have temporarily suspended operations in Hulunbeier Beixue and Ewenkeqi Beixue while they undergo renovations and upgrades to their equipment and technology, however Hulunbeier Hailaer Beixue, is fully operational.

In addition, on February 5, 2010, the sole shareholder of both Fortune Fame International Limited and Fame Ever Limited (the “Sole Shareholder”) entered into an Incentive Option Agreement with each of Mr. Yanbin Wang, our Chairman, and Chief Executive officer and major shareholder, and Mr. Honghai Zhang in order to comply with certain laws of the PRC concerning acquisitions of equity interests in Chinese domestic companies by foreign entities.  Under the Incentive Option Agreement between the Sole Shareholder and Mr. Yanbin Wang, the Sole Shareholder agreed, upon exercise of the option, to transfer up to 100% of the shares of Fortune Fame International Limited within the next 3 years to Mr. Yanbin Wang for nominal consideration, which would give Mr. Yanbin Wang indirect ownership of an additional significant percentage of our Common Stock and 100% of our Series A Preferred Stock. Mr. Yanbin Wang also serves as the sole executive director of Fortune Fame International Limited.  Under the Incentive Option Agreement between the Sole Shareholder and Mr. Honghai Zhang, the Sole Shareholder agreed, upon exercise of the option, to transfer up to 100% of the shares of Fame Ever Limited within the next three years to Mr. Honghai Zhang for nominal consideration, which would give Mr. Honghai Zhang indirect ownership of a significant percentage of our Common Stock.  Mr. Honghai Zhang also serves as the sole executive director of Fame Ever Limited.  The Incentive Option Agreements also provide that the Sole Shareholder may not dispose of any of the shares of Fortune Fame International Limited or Fame Ever Limited without Mr. Yanbin Wang or Mr. Honghai Zhang’s prior written consent, as applicable.

The acquisitions of Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue that were consummated in accordance with the terms of the Equity Transfer Agreements required the approval of the AIC in the PRC which reviewed and approved  the acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue, and completed equity governmental registration by issuance of a new business license on March 2, 2010. Once the conversion process as described above whereby Mr. Honghai Zhang will transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy and Hulunbeier Hailaer Beixue will then transfer its assets to Hulunbeier Hailaer Beixue Dairy, is completed, we will file for AIC’s approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition. We cannot assure you that the AIC will approve the acquisition of Hulunbeier Hailaer Beixue Dairy.

During the review of the Ewenkeqi Beixue and Hulunbeier Beixue acquisitions, we did not inform the AIC of the equity consideration component of the purchase price paid to the selling shareholders’ designees. Under PRC law, the use of equity consideration of certain foreign entities in acquiring a domestic PRC entity is permitted; however, equity securities of a public company trading on the OTCBB is not a recognized form of consideration permitted by the AIC in the context of an acquisition of a domestic Chinese company by a foreign investor.  In addition, such equity consideration was issued outside the PRC to the three British Virgin Island companies, as described above. As such, Tengshun Technology disclosed only the cash consideration payments paid to acquire Ewenkeqi Beixue and Hulunbeier Beixue, at the time of filing the application with the AIC relating to the acquisitions. You should also refer to the risk factor entitled “Our recent acquisition of the Beixue Group may have required approval from the MOFCOM or other PRC authorities, and our failure to obtain such approval could result in fines, penalties or other actions by PRC authorities that could restrict our ability to implement our acquisition strategy and adversely affect our business, reputation and prospects, as well as the trading price of our shares,” which describes the risks associated with the failure to inform the AIC of the equity consideration paid by the Company in connection with the acquisitions, beginning on page 27 of this Annual Report.

On June 17, 2010, we entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which we sold such investors an aggregate of 1,111,112 shares of our Common Stock and warrants to purchase an aggregate of 555,556 shares of our Common Stock, for an aggregate purchase price of $3,000,000. From the proceeds of this private placement, the Company paid an aggregate fee of $230,000 to the placement agents for the offering and issued to the placement agents warrants to purchase an aggregate of 66,666 shares of our Common Stock. Pursuant to the SPA, the shares of our Common Stock were sold at a price of $2.70 per share, and the warrants have an exercise price of $3.50 per share, subject to customary future adjustment for certain events, such as stock dividends and splits. The warrants to purchase Common Stock are exercisable at any time following issuance and expire on June 17, 2015.

The following table sets forth our corporate structure as of the date of this Annual Report.

RODOBO INTERNATIONAL, INC.
100 % Subsidiary
MEGA PROFIT LIMITED
100 % Subsidiary
100 % Subsidiary
HARBIN RODOBO DAIRY CO., LTD.
HARBIN MEGA PROFIT ENTERPRISE MANAGEMENT & CONSULTATION CO., LTD.
VIE
100 % Subsidiary
QINGGANG MEGA PROFIT AGRICULTURAL COMPANY LTD.
HARBIN TENGSHUN TECHNICAL DEVELOPMENT CO., LTD.
100 % Subsidiary
100 % Subsidiary
100% owned*
100 % Subsidiary
EWENKEQI BEIXUE DAIRY CO., LTD
HULUNBEIER BEIXUE DAIRY CO., LTD.
HULUNBEIER HAILAER BEIXUE DAIRY FACTORY
HULUNBEIER HAILAER MEGA PROFIT AGRICULTURE CO., LTD.

* Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology or its designee.  To complete the Hulunbeier Hailaer Beixue acquisition transfer process, in addition to such the equity interest transfer, Mr. Honghai Zhang has also agreed to to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy and Hulunbeier Hailaer Beixue has agreed to to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy.

VIE Arrangement

On January 1, 2009, Harbin Mega, our indirect wholly owned subsidiary, entered into a series of VIE Arrangements with Qinggang Mega and its two shareholders, pursuant to which Harbin Mega effectively assumed management of the business activities of Qinggang Mega and has the right to appoint all executives and senior management and the members of the Board of Directors of Qinggang Mega.  The VIE Arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, Equity Pledge Agreement and Option Agreement, through which Harbin Mega has the right to advise, consult, manage and operate Qinggang Mega for an annual fee in the amount of Qinggang Mega’s yearly net profits after tax. Additionally, Qinggang Mega’s shareholders have pledged their rights, title and equity interest in Qinggang Mega as security for Harbin Mega to collect consulting and services fees provided to Qinggang Mega through an Equity Pledge Agreement.  The pledge rights under the Equity Pledge Agreement have not been perfected or registered with the PRC authorities at this time. We are in the process of obtaining the required governmental registration which is expected to be completed by the end of January 2011.

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

Business Overview

Our indirect wholly owned operating subsidiary, Harbin Rodobo, started to manufacture a series of dairy products in 2003 and has developed markets in Sichuan, Zhejiang, Fujian, Henan, Hebei, Hubei, Shandong, Jiangsu and Anhui provinces since then. In 2004, Harbin Rodobo reconstructed its production facilities to meet the Good Manufacturing Practices, or GMP, standard of the Chinese government.  Harbin Rodobo also maintains the Quality Management System Certificate for GB/T 19001-2008/ISO9001:2008 Standard and Hazard Analysis and Critical Control Point System Certification Certificate (“HACCP”) issued on November 29, 2010 and valid up to November 28, 2012 for GB 12693-2003, GB/T 27341-2009 and GB/T 27342-2009 standards.  In 2005, Harbin Rodobo was awarded the “Heilongjiang Famous Brand” designation for the agricultural industry. On July 1, 2008,  Harbin Rodobo entered into a Technology Transfer Agreement with CNS, pursuant to which we received a 10 year exclusive right to manufacture and market a powdered milk formula specifically developed for middle-aged and elderly consumers, which began on July 1, 2008. CNS is a national scientific social group made up of nutrition professionals and is a unit of the China Association for Science and Technology and a country member of the International Union of Nutrition Sciences. We currently market this powdered milk formula under the brand name of “Healif” (which means “Healthy Elderly” in Chinese). On October 30, 2008, we entered into a Product Development Agreement with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to acquire powdered milk product formulas specifically developed for infants and children for approximately US $439,477. We started to produce and market these formulas under the brand name of “Peer” in July 2009.

On February 5, 2010, we acquired the Beixue Group, which is comprised of three PRC companies engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.   As a result of these acquisitions, we were able to increase our production capacity from 7,000 to 42,000 tons of milk powder processing per year, or raw milk processing capacity from 200 tons to 1,200 tons per day.  Through the business channels established by our new subsidiaries, we are now able to secure higher quality milk supplies, which is a critical component of our products.  We have also expanded our distribution range to Inner-Mongolia.

Principal Products or Services and their Markets

Formula Milk Powder

Our primary product is formula milk powder which can be divided into two major sub-categories, formula for infants and children and formula for middle-aged and elderly consumers. As of September 30, 2010, our branded products were distributed to over 5,000 retail outlets throughout nine provinces in China by our network of over 126 distributors.

We produce formula milk powder for infants and young children formulated for age ranges of zero to 6 months old, 6 months to 1 year old and 1 to 3 years old. These products are marketed under the brand name of “Rodobo” and “Peer”.

We also produce formula milk powder specially designed to combat the health issues experienced by middle-aged and elderly people in China. For example, these products are enriched with high levels of calcium and iron in order to decrease the typical rate of calcium loss which occurs in the aging process. Additionally, these products are formulated to alleviate problems related to lactose intolerance.  These products are marketed under the brand name of “Healif” (which means “Healthy Elderly” in Chinese).

Whole Milk Powder

We also offer fresh, sterilized, and spray-dried raw whole milk powder and whole milk with supplemental ingredients to our customers under the brand name “Rodobo”.  Raw milk powder is typically used to produce ice-cream, candies and other food products. It is also used as a raw material to produce baked food, instant beverages, nutritional food and fast food.

Sales generated from whole milk powder formula accounted for 43.2% of total sales in the fiscal year ended September 30, 2010. Sales generated from baby/infant formula accounted for 45.6% of total sales in the fiscal year ended September 30, 2010. Sales generated from middle-aged and elderly formula accounted for 11.2% of our total sales for the fiscal year ended September 30, 2010.

Brand Development and Marketing

Our marketing strategy emphasizes national distribution of our products, careful product positioning and targeted marketing.  Our marketing and promotional efforts will continue to include:

•	Periodically introducing new product packaging to promote a premium brand image;

•	Enhancing the brand image exposure in the retail outlets to expand our brand awareness; and

•	Continuing to conduct promotional campaigns to increase the recognition of our premium brand as well as our sales volume.

We incurred advertising costs of $697,315 and $494,148 for the fiscal year ended September 30, 2010 and 2009, respectively.

Production

Raw Milk Sourcing and Pretreating

Processing of our powdered formula begins with the collection of raw milk. We collect raw milk partially from our company-owned dairy farm in Qinggang County, Heilongjiang province. We also purchase raw milk from dairy farmers directly. After the milking process, raw milk is chilled and transported to our milk processing facilities in fully enclosed, stainless-steel tanks. Once received, the raw milk is immediately processed with refrigeration equipment that cools the raw milk, through use of ammonia gas, to less than 4 degrees Celsius. The raw milk is then stored in air-tight tanks in preparation for advanced processes.

Milk Powder Processing

Through sterilization, concentration and our spray-drying processes, the raw milk is converted to whole milk powder. The whole milk powder is then mixed with various vitamins, microelements, whey protein, and other ingredients. The mixture is sterilized, concentrated and spray-dried again and then, depending on the specific formula used, turns into formulated milk powder for infants, children, middle-aged or elderly consumers.

Milk Processing Environment

The Chinese government conducts compulsory inspections of milk processing facilities. The manufacturer is licensed to produce infant milk formula by passing the inspection carried out by the relevant government authority. The facility should be in compliance with international GMP standard and operated under ISO9001 and HACCP quality assurance.

Milk Processing Facilities

Our milk processing facility is installed with state-of-the-art equipment including standardized sterilization serial equipment, three-way evaporation devices, a drying tower, a pelletized fluidized bed device and Cleaning-In-Place (CIP) cleaning technologies, a method of cleaning the interior surfaces of our equipment. We believe that our processing methods increase economic efficiency during production, improve product quality and enhance market competitiveness.

Among the 399 employees of our milk processing facility as of September 30, 2010, 62 were management, 44 were technicians and 293 were engaged in manufacturing. The factory operates continuously throughout the year.

Sources and Availability of Raw Materials

Our business depends on maintaining a regular and adequate supply of high-quality raw materials. A key ingredient for our powdered formulas is high-quality raw milk. We have 15 company-owned raw milk collection stations and purchase raw milk directly from dairy farmers and certain dealers. Our new dairy farm, which has 2,165 cows as of the date of this Annual Report, started its operation in July 2009. The new dairy farm currently provides 30 tons of raw milk per day. The remainder of our raw milk supply is derived from the purchase from dairy farmers. We pay market prices or premium prices in certain regions for our raw milk. Our milk suppliers are primarily dairy farmers located throughout Heilongjiang and Inner Mongolia provinces.

Whey protein powder is another key ingredient used in the production of our powdered infant formula products and our other dairy-based products. Like other powdered milk producers, we use whey protein powder as the active ingredient to help reconstituted dairy-based formula mimic the consistency of breast milk.  Whey protein powder can constitute as much as 40.0% of the final powdered infant formula product by weight. We purchase most of the whey protein from Harbin Huijiabei Foods Co., Ltd. and Beijing Pulitong Trading Co., Ltd.

Based on our experience, prices of milk powder and whey protein powder can fluctuate over relatively short periods of time depending on market conditions. Our sourcing team carefully monitors price movements and makes major purchases at times when prices are low, subject to projected customer order flow and other factors.

For the fiscal year ended September 30, 2010, our five largest raw material suppliers accounted for 13.6% of our total raw material expenses. We did not have any single supplier which accounted for over 10% of our total raw material costs.

Distribution Methods of the Products

We utilize a dealer distribution model to deliver our products to end-users. Currently, our powdered milk products are sold through distributors and our whole milk powder products are sold directly to end users’ processing plants. We have a distribution team working out of our headquarters in Harbin, PRC, and a coordinating network of over 126 distributors covering over 5,000 retail stores across China. The distributors, in turn, each hire one or two secondary agents who assist them in the distribution process, including inventory management, product sales and service and payments.

Generally, our products are delivered only after receipt of payment from the distributors. Distributors usually have a one year agreement with us and enter into new agreements each year which specify sales targets and territories among other provisions. We seek to expand the number of key provinces served by our distribution network as part of our growth strategy.

We emphasize inventory management and carry minimal amounts of inventory to meet customers’ delivery requirements. We do not provide customers with the right to return merchandise, except in some special cases (for example, during the nation-wide melamine contamination that occurred in 2008, we allowed customers to return our merchandise, even though our products were not affected by the contamination, and none of our products were returned in connection with that event). We only extend credit for 90 days to customers who have steady orders, good payment history and good credit.

Dependence On A Few Major Customers

All our revenue comes from customers who are based in the nine PRC provinces in which we currently sell our products.  In the fiscal year ended September 30, 2010, no single customer accounts for more than 10% of our sales. Sales from our five largest customers in the fiscal year ended September 30, 2010 amounted to $6.0 million, which represented approximately an aggregate of 12.8% of our total sales. No other single customer accounts for more than 10% of our sales. Sales from our five largest customers in the fiscal year ended September 30, 2009 amounted to $15.7 million, which represented approximately an aggregate of 45.0% of our total sales.

Patents, Trademarks, Licenses, Franchises, Concessions,  Royalty Agreements or Labor Contracts

We have registered our brand names “Rodobo”, “Peer” and “Healif” with the Trademark Bureau under the State Administration for Industry and Commerce of the PRC.

On July 1, 2008, we entered into a Technology Transfer Agreement with China Nutrition Society, pursuant to which we were granted an exclusive right for 10 years starting on July 1, 2008 to produce a powdered milk product formula specifically developed for middle-aged and elderly consumers. During that period, we are also authorized to use the name of “China Nutrition Society Development” on our packaging.

On October 30, 2008, we entered into a Product Development Agreement with Heilongjiang Shi Jie to purchase powdered milk product formulas specifically developed for infants and children for a total fee of RMB 3,000,000 (approximately $439,477).

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how. Our management and each of our research and development personnel have entered into the basic and standard annual employment contracts required under the law of the PRC, which does not include a confidentiality clause; however, they have all entered into a separate confidentiality agreement with us. We currently do not hold any patents.

Research and Development Activities

As of September 30, 2010, we had 44 technicians, of which 15 were engaged in research and development activities. These technicians monitor quality control at our milk processing plants to ensure that our processing, packaging and distribution result in high quality premium milk products that are safe and healthy for our customers. These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers. We also conduct research and development efforts with third parties. Our strategy is to acquire rights or to obtain licenses to technologies and products that are being developed by third parties and develop new products through sponsored research and development agreements. In the fiscal year ended September 30, 2008 and 2009, we further expanded our product categories by purchasing the exclusive right to manufacture and market a powdered milk product formula specially formulated for middle-aged and elderly consumers and acquiring powdered milk product formulas specifically developed for infants and children from Shi Jie.

Employees

As of September 30, 2010, we had 2,767 employees on our payroll, all of which are full-time employees, as follows: 62 are management staff, 44 are technical personnel, 293 are involved in manufacturing and 2,368 are sales and marketing employees.  Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any significant labor disputes and generally consider our relationship with our employees to be good.

We provide our full time employees with employee benefits, including the following three state-mandated insurance plans:

•
Retirement insurance: We withhold a portion of each employee’s salary determined by the provincial government, generally 8%, and contribute an additional amount required under the PRC laws, up to approximately 20% of the employee’s salary (this 20% represents our contribution as employer only);

•	Medical insurance: We withhold approximately 2% of each employee’s salary, and contribute an additional amount totaling approximately 10% of total payroll expense; and

•	Unemployment Insurance: We withhold approximately 1% of each employee’s salary, and contribute an additional amount totaling approximately 2% of total payroll expense.

We also pay social security insurance for every employee who enters into a long-term contract with us.

We also have workers’ compensation insurance for our employees. Our employees’ workers’ compensation insurance is registered at our human resources department and becomes effective on their start date.  The workers’ compensation insurance is terminated upon the employee’s termination of employment with us. Our human resources department completes a “Workers’ Compensation Insurance Adjustment Form” when the workers’ compensation insurance adjusts due to other factors. The human resources department files employees’ personal workers’ compensation insurance information on record for reference. The human resources department calculates the workers’ compensation insurance fees and transfers the data to our finance department annually. The finance department withholds the insurance fees from each employee’s salary.

We have a system of human resource performance review and incentive policies that allow personnel reviews to be conducted monthly, quarterly or annually.

Government Approval and Regulation of Our Principal Products or Services

Our PRC consolidated operating subsidiaries and VIE are subject to PRC laws at the state, provincial and county levels. The following information summarizes the most important regulations that are applicable to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Food Hygiene and Safety Laws and Regulations

As a producer of nutritional products, and particularly dairy-based infant formula products, in China, we are subject to a number of PRC laws and regulations governing the manufacturing (including composition of ingredients), labeling, packaging, safety and hygiene of food products:

•	the PRC Product Quality Law;
•	the Industrial Policy for the Dairy Products Industry;
•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;
•	the Regulation on the Administration of Production Licenses for Industrial Products;
•	the General Standards for the Labeling of Prepackaged Foods;
•	the Implementation Measures on Examination of Dairy Product Production Permits;
•	the Standardization Law;
•	the Raw Milk Collection Standard;
•
the National Standard for Infant Formula Powder I, the National Standard for Infant Formula Powder II & III, the National Standard for Milk Powder and the National Standard for Hygienic Practice for Dried Milk;

•	the PRC Food Safety Law;
•	the amended Detailed Examination Rules Regarding Licensing Conditions for Production of Dairy Products; and
•	the amended Detailed Examination Rules Regarding Licensing Conditions for Production of Infant Formula Powder.

These laws and regulations set forth safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operation, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

Since the melamine contamination incident in 2008, the PRC government authorities have conducted several dairy industry inspections. In addition to the initial 22 companies implicated in the incident, these subsequent government inspections of milk manufacturers have identified other companies with unacceptable contamination in their products.

In March 2008, the PRC National Development and Reform Commission (“NDRC”) promulgated the Access Conditions for Dairy Products Processing Industry (“Access Conditions”).  In addition, in May 2008, the NDRC issued certain “Dairy Industry Policies”.  The Access Conditions were amended and such Dairy Industry Policies were amended, consolidated and replaced by the Industrial Policies for the Dairy Products Industry (the “Industrial Policies”) in June 2009. The Industrial Policies set forth the conditions an entity must satisfy in order to engage, or continue to engage in the dairy products processing business in China, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety. Any new or continuing dairy products, processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Industrial Policies.

The Industrial Policies also set forth requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facilities and electricity necessary for the processing of dairy products.

According to the PRC government, the Industrial Policies for the Dairy Industry Policies are the first set of comprehensive government policies on the dairy industry in China, covering a broad range of matters such as industry planning, closure of inefficient capacity, milk supply, quality control and product safety, environmental protection and promotion of milk consumption. Moreover, the Industrial Policies provide more stringent guidelines and conditions that new entrants to the dairy industry or new dairy products must meet, including obtaining governmental approvals, requirements pertaining to minimum production scales, a stable milk base and certain asset related financial ratios.

On October 7, 2008, the State General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) issued a national standard on the detection of melamine in raw milk and dairy based products. On October 9, 2008, the Chinese State Council promulgated with immediate effect the Regulation for the Quality and Safety Supervision of Dairy Based Products, which, among other things, imposes more stringent requirements for inspection, production, packaging, labeling and product recall on dairy product producers. This regulation also established a “Black-List” system to ensure that illegal business operators in the dairy production chain are timely disclosed and severely punished.

On November 1, 2010, the PRC promulgated new regulations requiring that (i) producers of dairy products and infant formula powder (even if they have obtained the production license previously) must re-apply for the production license prior to December 31, 2010, according to the requirements set forth in the Industrial Policies and other relevant regulations, and (ii) if a producer is not able to obtain the new production license by March 1, 2011, such producer must stop its production of dairy products and infant formula powder.

It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent. Since the 2008 melamine scandal, the Chinese government has regulated the industry further. Per new regulations, each dairy company must purchase a melamine testing device and products must be tested for possible melamine contamination before leaving the production lines. Additionally, a representative from the Bureau of Quality Supervision, Inspection and Quarantine will test the products. We have purchased one such device for  RMB 140,000 (approximately $20,300).

As a manufacturer and distributor of food products, we are subject to the regulations of China’s Ministry of Agriculture. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also (i) regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practice regulations; (ii) specifies the standards of identity for certain foods, including our products; (iii) prescribes the format and content of many of the products we sell; (iv) prescribes the format and content of certain nutritional information required to appear on food product labels we use; and (v) approves and regulates claims of health benefits of food products such as ours.

In addition, China’s Ministry of Agriculture authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. Our Company and our products are also subject to province and county regulations including such measures as the licensing of dairy manufacturing facilities, enforcement of standards for products, inspection of facilities and regulation of trade practices in connection with the sale of dairy products.

Approvals, Licenses and Certificates

Currently, we believe we are in compliance in all material respects with all applicable laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to our business. Regulations at the national, provincial and county levels are subject to change. To date, compliance with governmental regulations has not had a material adverse impact on our level of capital expenditures, earnings or competitive position.  However, because of the evolving nature of such regulations, management is unable to predict the impact such regulations may have in the foreseeable future.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities.

The major environmental regulations applicable to us include:

•	the Environmental Protection Law of the PRC;
•	the Law of PRC on the Prevention and Control of Water Pollution;
•	the Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;
•	the Law of PRC on the Prevention and Control of Air Pollution;
•	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and
•	the Law of PRC on the Prevention and Control of Noise Pollution.

We are periodically inspected by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws. To date, our cost of compliance has been insignificant. We do not believe the existence of these environmental laws, as currently written and interpreted, will materially hinder or adversely affect our business operations.  However, there can be no assurances of future events or changes in laws, or the interpretation or enforcement of laws, governing our industry.

Industry Overview

We believe China’s population of 1.3 billion people offers a vast market for the developing dairy industry. The dairy industry is growing much faster than the growth of China’s gross domestic product (“GDP”).  According to the statistics from the Food and Agriculture Organization of the United Nations (“FAO”), total Chinese milk production was the third largest in the world during 2008.

We believe the Chinese government views the dairy industry as an instrumental component in reforming China’s agricultural system and concurrently increasing the income of farmers. Additionally, we believe the dairy industry plays a key role in improving the diet and overall welfare of the Chinese people. Milk and dairy products have gradually become a staple in the daily food intake of the Chinese.

Because China’s dairy market is highly fragmented, we believe that current market dynamics provide a significant opportunity for us to acquire a larger market share. We plan to increase market share through a roll-up strategy whereby we acquire some of our competitors. In addition, we are planning  marketing initiatives to increase market penetration with existing customers.  We also recently hired additional sales force personnel that have significant prior industry experience.

According to the “China Food and Nutrition Development outline (2001-2010)” approved by the Chinese State Council, the dairy industry is one of the three food industries that should be developed first. The outline required that the average consumption of dairy per person in China should reach 16kg by 2010, of which, the average consumption of dairy per person for rural habitants and those who live in cities and towns will be 7kg and 32kg, respectively.  Therefore, over the next few years, it is expected that the Chinese dairy industry should maintain a fast and sound growth momentum and the consumption of dairy should continue to increase with the rise in living standards and changes in consumption behavior. We believe this means the Chinese dairy market has tremendous room for growth.

According to the National Bureau of Statistics of the PRC, approximately 15 million babies are born in China each year. Each 0 – 6 month old baby will need 27.2 kilograms milk powder, for an annual total demand of 90,000 tons. Each baby that is 6 months and slightly older will need 31 kilograms of milk powder per year, for an annual total demand of 110,000 tons. Current annual supply levels are only 80,000 to 100,000 tons which leaves considerable room for growth.  The infant dairy market in China is estimated to be growing by 15% annually, and has surpassed Japan, becoming the second largest infant formula dairy market in the world behind the U.S.

In September 2008, some of our competitors’ businesses were severely interrupted by the melamine contamination incident in which the products of 22 Chinese formula producers were found to be contaminated by melamine, a substance not approved for use in food and linked to approximately 300,000 kidney illnesses among infants and children in China. Certain milk supplies in Hebei and Inner Mongolia were found to be contaminated by melamine. The milk supplies from Heilongjiang province (where we operate) were not seriously affected, and our products did not test positive for melamine in the contamination crackdown in China.  This incident prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China.  On September 16, 2008, AQSIQ revealed that it had tested samples from 175 dairy manufacturers, and published a list of 22 companies whose products contained melamine.  We passed the emergency inspection and were not included on AQSIQ’s list. We believe that the contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products and present acquisition opportunities.

Infant/Children Milk Formula

China’s baby food industry, dominated by infant formula, is a multi-billion dollar business and has experienced an annual double-digit growth rate from 2002 to 2007.  This growth resulted from increased demand which was the cumulative byproduct of three factors: (a) increase in disposable income; (b) penetration of milk formula into the rural market; and (c) female working population growth. We anticipate that as income levels rise, Chinese parents will spend more on infant formula due to demand for higher quality and greater variety. China’s per capita dairy consumption is still relatively low, which we believe provides ample room for continued industry growth. In 2005, China’s per capita dairy intake was only 21.7 kg or about 20% of the global average. Milk consumption in China is not uniform across the population. The majority of consumption occurs in large cities and economically developed regions, whereas the consumption of the rural population is less than 10% of that of the urban population. We believe this disparity represents a substantial opportunity for distribution to rural regions.  There are approximately 15 million new babies born each year in China according to the National Statistics Bureau of the PRC. Our management initially estimates that an average infant in China should consume approximately 31 kilograms of dairy products per year, and that infants generally consume dairy based formula products for approximately 2.5 years. Therefore, our management has estimated the potential market demand for infant formula products per year in China to be approximately 1.45 million tons. Based on Chinese industry statistics, management has estimated that the actual production volume of infant formula dairy products was more than 300,000 tons in 2006. Therefore, management believes there is great potential for demand-side growth for infant formula dairy products in China. Our management estimates that the total market size of dairy based nutritional products for infants and children, in terms of sales in China, was about $2 billion during 2006, representing a 5% growth rate over 2005. Currently sales growth has been mainly derived from increasing demand driven by medium sized urban areas.

Our management believes that Chinese women generally only breastfeed babies for the first six months of an infant’s life. After the first 6 months, mothers usually choose infant formula over breastfeeding for two primary reasons: (a) many mothers have to return to work after 6 months, making breastfeeding harder to manage; and (b) infant formula products currently available in the Chinese market provide adequate nutritional value. Accordingly, mothers are becoming more comfortable using formula as an adequate breast milk substitute. Empirical evidence also reflects the trend of Chinese mothers’ increased acceptance and use of infant formula as a breast milk substitute.

China’s consumer goods market has rapidly developed in recent years, leading to increased demand for more modern food products. Rising income levels have allowed consumers to buy better quality and more sophisticated food products, including those in the baby food sector. In addition, because of the One Child Policy (state policy allowing most Chinese families to have only one child), parents and extended families tend to lavish a great amount of money, time and attention on the only child. The demand for better quality products is derived from parents being able to spend more on baby formula and nutritional products. This market demand has led to the development of new products containing additional nutrients, including various essential fatty acids, vitamins and minerals.

Middle-Aged and Elderly Milk Formula

China’s middle-aged and elderly milk formula industry is gradually emerging. China’s large aging population has provided the basis for the formation and development of the elderly market. At present, China’s elderly population has reached 174 million, accounting for nearly 12.8% of the total population. In the next 50 years, it is expected that China will experience a rapid growth trend for its aging population.

We believe the increase in the disposable income for the elderly population, as well as the improving awareness of health and wellness, create enormous opportunities for the development of the elderly market. About 45% of the people aged 60-65 years old in urban areas are still working.  As a result, in addition to pension income, they also have additional stable income. According to a survey done by the China Aging Research Center, 42.8% of the elderly in urban areas have savings. Additionally, pensions are expected to increase to 838.3 billion RMB by 2010 and 2.8 trillion RMB by 2020.

Seasonality/ Climate

Dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production. However, we believe this fluctuation is not material to our business and in any event is mitigated by the fact that our adult formula milk powder business also has a certain level of seasonality, as adults tend to consume less milk powder in the summer.

Competition

Competitive Environment

The milk powder formula industry in China is highly competitive. We generally compete with both multinational and domestic Chinese infant milk powder formula producers and milk and dairy producers. Competitive factors include brand recognition, perceived quality, taste, freshness, advertising, formulation, packaging and price. Many of our competitors have a significant market share in our product markets.

Our products are positioned as premium products and, accordingly, are generally priced higher than certain similar competitive products. While we believe that we compete favorably in terms of quality, taste and freshness, our products may have higher prices yet less brand recognition than certain other established brands. Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars. The melamine contamination in 2008 has severely affected many of our competitors and resulted in a major reshuffling within our industry. Our management views this as a competitive opportunity to provide safe products to our customers and develop further brand loyalty. Further, we believe that as the Chinese government has implemented new regulations following the contamination scandal, consumers have rebuilt their confidence in formula and will continue to use formula. Our products were tested by AQSIQ and were not implicated in the scandal. We did not experience a decline in sales following the scandal.

Our Competitors

We believe that the following dairy companies are our most significant direct competitors based in China: American Dairy, Inc., Synutra International, Inc. and Guangdong Yashili Group Co., Ltd. These are much larger producers with a dominating market share and more established brand awareness, but we believe these competitors have lower profit margins than ours.  In September 2008, some of our competitors’ businesses were severely interrupted by the melamine contamination incident in which the products of 22 Chinese formula producers were found to be contaminated by melamine, a substance not approved for use in food and linked to approximately 300,000 kidney illnesses among infants and children in China.

We believe our competitive advantages are as follows:

▪
Production license advantage: We hold two infant formula production licenses issued by the Chinese government. Our two licenses are among the total of 151 licenses that the Chinese government has issued to qualified infant milk formula manufacturers in the PRC.

▪
Favorable geographic location: We have two production bases strategically located in Heilongjiang and Inner Mongolia. The two provinces have the most dairy production in China due to abundant grasslands and fertile black soil, which we believe contribute to a higher milk yield and nutritionally rich content.

▪
Secured raw milk resources: We own 15 proprietary milk collection stations where raw milk is automatically received using fully enclosed, stainless-steel vacuum milking machines that prevents human contact and contamination. We also own a dairy farm in Qinggang County, Heilongjiang province which currently houses 2,165 Holstein cows which provide on average 30 tons of raw milk per day.

▪
Strong distribution network: We have a well established distribution network with footholds in the following nine provinces of the PRC: Zhejiang; Fujian; Shandong; Hebei; Henan; Sichuan; Anhui, Jiangsu and Hubei. We have a sales team of approximately 2,000 people covering approximately 5,000 retail stores in the PRC.

▪
Exclusive right:  We were granted an exclusive right for 10 years starting on July 1, 2008 to produce a powdered milk product formula specifically developed for middle-aged and elderly consumers by China Nutrition Society. We are also authorized to use the name of ‘China Nutrition Society Development’ on our package. We believe there will be a significant market potential for our elderly milk formula product, which is currently in a less competitive niche market.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a great deal of risk. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Statement Regarding Forward-Looking Statements.”  The risks and uncertainties described below are not the only ones facing Rodobo. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

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

Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Our milk products face competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles and other special packaging which serve portions of our marketing area. Most of our competitors are well-established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. The largest of our competitors are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. Greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Changing consumer preferences make demand for our products unpredictable.

We are subject to changing consumer preferences and nutritional and health-related concerns. Our business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content of such products. Many potential customers in China are lactose intolerant, and may therefore prefer other beverages. We could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively, which could have a material adverse effect on our business, operating results and financial condition.

We are subject to market and channel risks.

We primarily sell our products through distributors.  Because of this, we are dependent to a large degree upon the success of our PRC-based distribution channel as well as the success of specific retailers in the distribution channel. We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of retail stores, which may be outside our control.  There can be no assurance that the retail channels will be able to grow or prosper as they face price and service pressure from other channels.  There can be no assurance that retailers in the retail store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.  The result of such potential negative changes to our market channels could have a material adverse effect on our business, operating results and financial condition.

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

In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness in nearly 300,000 others.  Although this incident did not involve any of our products, China’s Administration of Quality Supervision, Inspection and Quarantine found that the products of 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China. Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis should lead to increased demand for our products, the illnesses caused by contamination in the milk powder industry, whether or not related to our products, may lead to a sustained decrease in demand for milk powder products produced within China, thereby having a negative impact on our results of operations.

In addition, we believe that the 2008 melamine incident and any other adverse news related to formula products in China will also result in increased regulatory scrutiny of our industry, which may result in increased costs and reduce our margins and profitability. The government of the PRC has enhanced its regulations on the industry aimed to ensure the safety and quality of dairy products, including but not limited to, compulsory batch-by-batch inspection. Compliance with these enhancements is likely to increase our operating costs and capital expenditures.

We may experience problems with product quality or product performance, or the perception of such problems, which could adversely affect our reputation or result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our operating results depend, in part, on our ability to deliver high quality products in a timely and cost-effective manner. Our quality control and food safety management systems are complex. If the quality of any of our products deteriorates, it could result in shipment delays, order cancellations, customer returns, customer complaints, loss of goodwill, and harm to our brand and reputation.

Any quality problems associated with the milk powder produced by these suppliers would also affect our products’ quality and lead to negative publicity against us, adversely affecting our reputation and brand, and causing a decrease in sales of our products and a loss of market share.

We depend on suppliers for approximately eighty-five percent of our raw milk and other raw materials, a shortage of which could result in reduced production and sales revenues and/or increased production costs. We also may be exposed to the risks associated with failure in suppliers’ quality control.

Raw milk is the primary raw material we use to produce our products. As we pursue our growth strategy, we expect our raw milk demands to continue to grow. Though we have our own cow farm, approximately eighty-five percent of our raw milk comes from milk farmers outside our Company. Our raw milk supply is limited by the ability of the individual dairy farmers to provide raw milk in the amount and quality to meet our requirements. Raw milk production is, in turn, influenced by a number of factors that are beyond our control including, but not limited to, the following:

•
seasonal/ climate factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather/ climate and extended unseasonably cold or hot weather could lead to lower than expected production;

•
environmental factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, and, therefore, if environmental factors cause the quality of nourishment to decline, milk production could decline and we may have difficulty finding sufficient raw milk; and

•
governmental, agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual dairy farms, and the numbers of dairy cows and quantities of milk they are able to produce.

We purchase approximately eighty-five percent of our raw milk from individual dairy farmers without long-term contractual arrangements and do not have guaranteed supply contracts with any of our raw material suppliers. Some of our suppliers may, without notice or penalty, terminate their relationship with us at any time. If any supplier is unwilling or unable to provide us with high quality raw materials in required quantities and at acceptable prices, we may be unable to find alternative sources at commercially acceptable prices, on satisfactory terms, in a timely manner, or at all.

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

If we are forced to expand our sources for raw milk as we attempt to implement our growth strategy, it may become increasingly difficult for us to maintain our quality control over the handling of the products in our supply and manufacturing chain.  A decrease in the quality of our raw materials would cause a decrease in the quality of our products and could damage our reputation and cause sales to decrease.

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

The current policy of China in effect since the mid-1990s has focused on moving the dairy industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if raw material prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits. The raw materials we use are subject to price fluctuations due to various factors beyond our control, including increasing market demand, inflation, severe climatic and environmental conditions, commodity price fluctuations, currency fluctuations, changes in governmental and agricultural regulations and programs and other factors. We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw material prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset these increased costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

We might face an inventory write-down if milk powder inventory continues to increase and milk powder prices continue to decline.

Due to the decline in the consumption of dairy based products in the PRC as a result of the melamine contamination incident in 2008 and the significant increase in milk powder imports, there has been a nationwide inventory build up of domestically produced milk powder in the PRC. According to the Dairy Industry Association of China, as of April 6, 2009, surplus milk powder inventory in the PRC was estimated at 300,000 tons. Such inventory build up has caused a significant decline in milk powder prices. If milk powder inventory continues to rise and the milk powder prices continue to fall, we might face significant inventory write-down which will adversely affect our financial results.

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

In the past, there have been occurrences of counterfeiting and imitation of products in China that have been widely publicized. We cannot guarantee that counterfeiting or imitation of our or similar products will not occur in the future or that we will be able to detect such counterfeiting and imitation of our products and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively impact our corporate and brand image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers. For example, in April 2004, sales of counterfeit and substandard infant formula in Anhui, China caused the deaths of 13 infants and harmed many others. Although this incident did not involve the counterfeiting of our products, it caused significant negative publicity for the entire infant formula industry in China. The mere publication of information asserting that infant formula ingredients or products may be counterfeit could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.

Inadequate property and general liability insurance expose us to the risk of loss of our property as well as liability risks in the event of litigation against us.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Except for some automobile insurance and personal injury insurance, we and our subsidiaries do not carry enough property insurance, general liability insurance or product liability insurance to cover the full risks of our business operations. We have directors and officers insurance but we do not have other insurance, such as product liability, business liability or disruption insurance coverage for our operations in the PRC. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

We are subject to extensive regulation by China’s Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with certain future laws and regulations. Due to the 2008 melamine contamination in China, our industry has become more highly scrutinized. It is possible that additional regulatory requirements will be implemented, and governmental enforcement efforts are likely to be more stringent.  To the extent that new regulations are adopted, we will be required to conform our activities in order to comply to such regulations, which may increase our costs and reduce our profitability. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could materially and adversely affect our results of operations.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may disrupt our business and operations.

Our business and operations could be materially and adversely affected by the outbreak of swine flu, avian influenza, severe acute respiratory syndrome, or SARS, or other similar adverse public health developments. Any prolonged recurrence of an adverse public health development may result in the temporary closure of businesses in China by the PRC government in order to avoid congregation in closed spaces to help prevent disease transmission. Such occurrences would disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to specifically combat any future outbreak of swine flu, avian influenza, SARS or any other epidemic.

Any major outbreak of illness or disease relating to cows in China and in the regions in which we import milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder, and could result in consumers’ avoiding dairy products, which could result in substantial declines in our sales and possibly substantial losses.

A major outbreak of any illness or disease in cows in China or globally could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of “mad cow” disease (bovine spongiform encephalopathy), bovine tuberculosis, or bovine TB, or other serious disease in the principal regions supplying our raw milk and milk powder could lead to significant shortfalls in the supply of our raw milk and milk powder. Limited cases of bovine TB have occurred in several parts of China in the past. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid dairy products, our sales would decline substantially and we could suffer substantial losses.

We expect to incur costs related to our planned acquisitions and expansion into new plants and ventures, which may not prove to be profitable. Moreover, failure to execute our expansion plan could adversely affect our financial condition and results of operations.

We have plans to increase our annual production capacity to meet an expected increase in demand for our products. Our decision to increase our production capacity is based in part on our projections of increases in our sales volume and growth in the size of the infant formula product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and have idle capacity, which may materially and adversely affect our financial condition and results of operations. We anticipate that the proposed expansion of our milk production facilities may include the acquisition and construction of new or additional facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, our projects may entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on our projects and could delay their scheduled openings. A delay in scheduled openings of production facilities will delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

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

•
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

If we encounter any of the risks described above, or are otherwise unable to establish or successfully operate additional production capacity or to increase production output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability, and which may have a negative impact on our results of operations.

We may not succeed in identifying suitable acquisition targets, which could adversely affect our ability to expand our operations and service offerings and enhance our competitiveness.

We have pursued, and may in the future pursue, strategic acquisition opportunities to increase our scale and geographic presence and expand production and the number of our product offerings. However, we may not be able to identify suitable acquisition or investment candidates or, even if we do identify suitable candidates, we may not be able to complete those transactions on terms commercially favorable to us or at all, which could adversely affect our competitiveness and our growth prospects.

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

In the past we have obtained loans and sold Common Stock or other securities to raise additional capital. Our business requires significant capital and although we believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If cash from available sources is insufficient or unavailable due to restrictive equity or credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	investors’ perceptions of, and demand for, companies in our industry;

●	investors’ perceptions of, and demand for, companies operating in China;

●	conditions in the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flow;

●	governmental regulation of foreign investment in companies in particular countries;

●	economic, political and other conditions in the United States, China, and other countries; and

●	governmental policies relating to foreign currency borrowings.

In the event that we are required or choose to raise additional funds, we may be unable to do so on favorable terms or at all.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings.  There is no assurance that we will be able to secure suitable financing in a timely fashion or at all.  In addition, there is no assurance that we will be able to obtain the capital we require by any other means.  Future financings through equity investments are likely to be dilutive to our existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors.  Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities.  The issuances of incentive awards under equity employee incentive plans may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which would adversely impact our financial condition and results of operations.

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

We are currently selling our products in nine provinces in China. Achieving market acceptance for our products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be receptive to our products. In addition, we intend to market our products as premium and super-premium products and to adopt a corresponding pricing model, which may not be accepted in new or existing markets. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

We may not possess all of the licenses required to operate our business, or we may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which may have a material adverse effect on our business, financial condition and results of operations.

We are required to hold a variety of permits and licenses to operate our business in China. We may not possess all of the permits and licenses required for all of our business activities. In addition, there may be circumstances under which an approval, permit or license granted by a governmental agency is subject to change without substantial advance notice, and it is possible that we could fail to obtain an approval, permit or license that is required to expand our business as we intend. On November 1, 2010, the PRC promulgated new regulations requiring that (i) producers of dairy products and infant formula powder (even if they have obtained the production license previously) must re-apply for the production license prior to December 31, 2010 and (ii) if a producer is not able to obtain the new production license by March 1, 2011, such producer must stop its production of dairy products and infant formula powder. We are in the process of re-applying for such production license.

If we fail to obtain or to maintain such permits or licenses, or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. Additionally, the process of obtaining and maintaining such permits may become more difficult as a result of the 2008 melamine contamination in China, even though none of our products were implicated in the contamination incident. As a result, our business, financial condition and results of operations could be materially and adversely affected.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our future prospects are heavily dependent upon the continued service of our key executives, particularly Mr. Yanbin Wang, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our Company. We rely on his expertise in our business operations, and on his personal relationships with the relevant regulatory authorities, our customers and suppliers. We also rely on other senior executives, such as Xiuzhen Qiao, our Chief Financial Officer. If one or more of our key executives and employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily and our business may be severely disrupted. In addition, if any of our key executives or employees joins a competitor or forms a competing company, we may lose customers and suppliers and incur additional expenses to recruit and train personnel. We do not maintain key-man life insurance for any of our key executives.

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

Prior to our merger in September 2008, as described in more detail in the “Description of Business” section below, our management had never operated a public company. As a public company with substantial operations, our legal, accounting and other expenses have increased. Preparing and filing annual and quarterly reports, and other reports and information with the Securities and Exchange Commission, or the SEC, and furnishing audited reports to stockholders is time-consuming and costly.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to confirm that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. As a public company, we need to document, review, test and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting.  Implementing any appropriate changes to our internal controls might entail substantial costs in order to add personnel and modify our existing accounting systems, take a significant period of time to complete, and distract our officers and employees from the operation of our business.  These changes might not, however, be effective in maintaining the adequacy of our internal controls, and could adversely affect our operating results and our ability to operate our business.

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

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We have directors and officers insurance; however, we may still be required to expend substantial funds to satisfy these indemnity obligations.

Risks Relating to Our Corporate Structure

Our corporate structure, in particular our variable interest entity arrangements (the “VIE Arrangements”), are subject to significant risks, as set forth in the following risk factors. After the consummation of our Merger in September 2008, as described in more detail in the section of this Annual Report titled “Business”, we became a holding company with no material assets other than our direct and indirect ownership of equity interests in our subsidiaries.  Currently, all our operations are conducted through our wholly owned subsidiary Harbin Rodobo and through Qinggang Mega, with which we have a VIE Arrangement.  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations.

On January 1, 2009, Harbin Mega, a wholly owned subsidiary of ours, entered into a series of VIE Arrangements with Qinggang Mega and its two shareholders, pursuant to which Harbin Mega effectively assumed management of the business activities of Qinggang Mega and has the right to appoint all executives and senior management and the members of the Board of Directors of Qinggang Mega.  Qinggang Mega is currently considered for accounting purposes a variable interest entity (“VIE”), and we are considered its primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements.

We depend upon the VIE Arrangements in conducting our business in the PRC, which may not be as effective as direct ownership.

Our affiliation with Qinggang Mega is managed through several exclusive agreements between us and Qinggang Mega, which are considered to be variable interest entity contractual arrangements.  The VIE Arrangements may not be as effective in providing us with control over Qinggang Mega as direct ownership. The VIE Arrangements are governed by the PRC laws and provide for the resolution of disputes through arbitration in China under the auspices of China International Economic and Trade Arbitration Commission. Accordingly, the VIE Arrangements would be interpreted in accordance with the PRC laws. If Qinggang Mega or its shareholders fail to perform the obligations under the VIE Arrangements, we may have to rely on legal remedies under the PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Arrangements.

Because we rely on the Consulting Services Agreement with Qinggang Mega for part of our revenue, the termination of this agreement will materially and adversely affect our continuing business viability under our current corporate structure.

We are a holding company and a substantial part of our business operations are conducted through the contractual arrangements between Qinggang Mega and us. As a result, we currently rely on consulting fees from Qinggang Mega pursuant to the Consulting Services Agreement entered into by and between Harbin Mega and Qinggang Mega on January 1, 2009, for approximately 10% of our revenues. The Consulting Services Agreement may be terminated by written notice of Qinggang Mega or us in the event that: (a) one party causes a material breach of the agreements, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) we terminate our operations; (d) Qinggang Mega’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement.

Additionally, we may terminate the Consulting Services Agreement without cause. Because neither we nor our subsidiaries own equity interests in Qinggang Mega, if we terminated the Consulting Services Agreement we would no longer receive payments from Qinggang Mega under our current holding company structure. While we are currently not aware of any event or reason that may cause the Consulting Services Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Consulting Services Agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

 We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

A portion of our business is conducted through Qinggang Mega, which currently is considered for accounting purposes a VIE, and we are considered the primary beneficiary, enabling us to consolidate its financial results in our consolidated financial statements. If in the future a company we have VIE arrangements with no longer meets the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC financial reporting purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC financial reporting purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC financial reporting purposes. In addition, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC financial reporting purposes from the principles, practices and methods generally accepted in the United States and in SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

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

Under a tax inspection, if the transfer pricing arrangements between Qinggang Mega and us are judged as tax avoidance, or related documentation does not meet the requirements of PRC laws and regulations, Qinggang Mega and the Company may be subject to material adverse tax consequences, such as transfer pricing adjustments. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of amounts recorded by us, which could adversely affect us by (i) increasing Qinggang Mega’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

Our controlling shareholder has potential conflicts of interest with our Company which may adversely affect our business.

Mr. Yanbin Wang, our Chairman and Chief Executive Officer, directly owns 85% of the equity interest in Qinggang Mega, our VIE.  Mr. Wang has a duty of loyalty and care to us under U.S. laws when there are any potential conflicts of interests between our Company and Qinggang Mega. We cannot assure you, however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, he may determine that it is in Qinggang Mega’s interests to sever the contractual arrangements with us, irrespective of the effect such action may have on us. In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Qinggang Mega is obligated to remit to us under the Consulting Services Agreement.

 We have outstanding short-term related party borrowings and we may not be able to obtain extensions when they mature.

We have a short term related party loan which, as of September 30, 2010, had a principal amount of $1,185,062 outstanding and is payable on demand.  However, in China it is customary practice for borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

We rely on the approval certificates and business license held by Qinggang Mega and any deterioration of the relationship between Qinggang Mega and us could materially and adversely affect our overall business operation.

Pursuant to the VIE Arrangements, a substantial part of our business in China is undertaken on the basis of the approvals, certificates and business license as well as other requisite licenses held by Qinggang Mega. There is no assurance that Qinggang Mega will be able to renew its approvals, licenses or certificates when their terms expire with substantially similar terms to those currently held.

Further, our relationship with Qinggang Mega is governed by the VIE Arrangements, which are intended to provide us, through our indirect ownership of wholly foreign owned enterprises, or WFOE, with effective control over the business operations of Qinggang Mega.  However, the VIE Arrangements may not be effective in providing control over the applications for and maintenance of the approvals, certificates and licenses required for our business operations. Qinggang Mega could violate the VIE Arrangements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Arrangements and, as a result, our operations, reputation, business and stock price could be severely harmed.

The exercise of our option to purchase part or all of the equity interests in Qinggang Mega under the option agreement, relating to one of the VIE Arrangements, might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control the VIE entities and could result in actions by VIE entities that conflict with our interests.

Our option agreement with Qinggang Mega gives us the right to purchase all or part of the equity interests in Qinggang Mega.  However, the option may not be exercised if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Qinggang Mega, to be cancelled or invalidated.   PRC laws regarding mergers and acquisitions would apply to the transaction if a foreign entity, while acting through a foreign investment company in which it invests, acquires a domestic related company.  Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce, or MOFCOM, or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory. We cannot guarantee that we can pass such examination and get the approval to acquire any equity of Qinggang Mega. If we are not able to purchase the equity of Qinggang Mega, then we will lose a substantial portion of our ability to control Qinggang Mega and our ability to ensure that Qinggang Mega will act in our interests.

Risks Associated With Doing Business in China

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or CSRC, for the listing and trading of our Common Stock could have a material adverse effect on our business, operating results, reputation and trading price of our Common Stock, and may also create uncertainties in the future.

SAFE issued a public notice in October 2005 that took effect on November 1, 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. Circular 75 also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by PRC residents of shares in an offshore holding company that owns an onshore company. PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. Failure by us or any of our affiliates to file any such registration form or amendments, including Yanbin Wang, our CEO who has not yet filed such required amendments, could limit the ability of Harbin Rodobo and Harbin Mega Profit to remit their profit, dividends and other proceeds to offshore entities, which could have a material adverse effect on our business, financial condition and results of operations.

On August 8, 2006, MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006, as amended on June 22, 2009. The Revised M&A Regulations significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. The Revised M&A Regulations signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the Revised M&A Regulations establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

Also, if the CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our Common Stock. Furthermore, published news reports in China indicated that the CSRC may curtail or suspend overseas listings for Chinese private companies. However, thus far, there has been no official announcement or regulation that CSRC has curtailed or suspended such listings.

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

    We are committed to compliance with Circular 75 and have taken steps to ensure that our shareholders and beneficial owners who are subject to Circular 75 also comply with the relevant rules. However, we cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by the SAFE notice or other related rules. In case of any non-compliance by any of our PRC resident shareholders or beneficial owners, our PRC subsidiaries and such shareholders and beneficial owners may be subject to fines and other legal sanctions, including restriction on our ability to contribute additional capital into our PRC subsidiaries and our PRC subsidiaries’ ability to distribute dividends to our offshore holding companies, which will have a material adverse effect on our business, financial conditions and results of operations.

Our recent acquisition of the Beixue Group may have required approval from the MOFCOM or other PRC authorities, and our failure to obtain such approval could result in fines, penalties or other actions by PRC authorities that could restrict our ability to implement our acquisition strategy and adversely affect our business, reputation and prospects, as well as the trading price of our shares.

We believe that the MOFCOM approval in connection with the acquisition of the Beixue Group is not required under the Revised M&A Regulations. We cannot be certain, however, that the relevant PRC government authorities, including the MOFCOM, would reach the same conclusion, and we cannot rule out the possibility that the MOFCOM may deem that the transactions effected by the share transfers circumvented the new Revised M&A Regulations, the PRC Securities Law or other rules and notices.

Although the Revised M&A Regulations do not explicitly declare the penalty, if the MOFCOM or another PRC regulatory agency subsequently determines that the MOFCOM’s approval is required for the transaction, we may face sanctions by the MOFCOM or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The MOFCOM or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel the transaction.

The acquisitions of the Beixue Group companies also required the approval of the AIC, in the PRC which reviewed and approved the acquisition of Ewenkeqi Beixue and Hulunbeier Beixue, and completed equity governmental registration by issuance of a new business license to each of Ewenkeqi Beixue and Hulunbeier Beixue on March 2, 2010. During the review of such acquisitions, we did not inform the AIC of the equity consideration component of the purchase price paid to the selling shareholders’ designees. Under PRC law, the use of equity consideration of certain foreign entities in acquiring a domestic PRC entity is permitted; however, equity securities of a public company trading on the OTC Bulletin Board, or OTCBB is not a recognized form of consideration permitted by the AIC in the context of an acquisition of a domestic Chinese company by a foreign investor. In addition, such equity consideration was issued outside of the PRC to the three British Virgin Island companies.  As such, Tengshun Technology disclosed only the cash consideration payments paid to acquire Ewenkeqi Beixue and Hulunbeier Beixue at the time of filing the application with the AIC relating to such acquisitions. If the AIC were to decide that we should have disclosed the equity consideration paid outside of PRC territory pertaining to such acquisitions, instead of only the cash consideration we did disclose, such determination could result in fines or penalties imposed on us, which may include a fine of up to RMB500,000 (approximately $75,000).  We have not yet obtained AIC approval of our acquisition of Hulunbeier Hailaer Beixue and will not seek to obtain such approval until we complete the entity conversion process to effect the acquisition whereby Mr. Honghai Zhang has agreed to transfer to Tengshun Technology all of his interests and ownership in Hulunbeier Hailaer Beixue Dairy and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  We expect this entity conversion process to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Although we believe AIC will approve of the Hulunbeier Hailaer Beixue acquisition no assurance can be given that it will be so approved.

The Revised M&A Regulations, rules of the AIC, and foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, our operating companies’ ability to remit dividends to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control. In addition, such Chinese domestic residents may be unable to complete the necessary approval and registration procedures required by the SAFE regulations. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

The PRC government’s recent measures to curb inflation rates could adversely affect future results of operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  In May 2010, the change in China’s Consumer Price Index increased by 3.1% according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

In recent years, the government of China undertook various measures to alleviate the effects of inflation, especially with respect to key commodities. On January 15, 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk. Similarly, the government of China may conclude that the prices of infant formula or our other products are too high and may institute price controls that would limit our ability to set prices for our products as we might wish. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and, accordingly, the price of our Common Stock.

Our operations and assets in China are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practices in time to avoid the possibility of reduced revenues.

Doing business in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Changes in the PRC laws and regulations, or their interpretation or enforcement, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions. Therefore, we may be unable to alter our business practices in time to avoid the possibility of reduced revenues.

We derive all of our sales from customers in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our business.

Substantially all of our assets, and the assets of our operating subsidiary, are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the provinces in which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments in the PRC provinces may impose new, stricter regulations or interpretations or enforcement of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

In addition, another obstacle to our operations in China is governmental, judicial and other corruption. There are significant risks that we will be unable to obtain necessary permits or licenses, or recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, as a result of China’s underdeveloped governmental and judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our Common Stock and our Common Stock price may decrease.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi, or RMB. We are subject to the effects of exchange rate fluctuations with respect to local currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese RMB to the U.S. dollar.  Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. The four main currencies in the basket are the U.S. dollar, the Euro, the Japanese yen and the Korean won. In the three years that followed, a slight appreciation against the U.S. currency occurred and by the end of October 2008, the Chinese RMB exchange rate with the U.S. dollar had risen to nearly 6.8 to the U.S. dollar. Since mid-2008, the Chinese RMB has been held stable as the Chinese government considers how best to respond to the global economic crisis. In June 2010, the temporary dollar peg was again abandoned, after the Chinese RMB rose approximately 16% against the Euro as a result of the Greek fiscal crisis. However, the Chinese government has signaled that going forward its currency will only be allowed to appreciate gradually against the dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese RMB against the U.S. dollar. We can offer no assurance that Chinese RMB will be stable against the U.S. dollar or any other foreign currency.

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

The PRC State Administration of Foreign Exchange, or SAFE, restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

All of our sales revenues and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since substantially all of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

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

In April 2009, the State Administration of Taxation (“SAT”) issued a new circular to clarify the criteria for recognizing the resident enterprise status for Chinese controlled foreign companies.  According to the Circular Regarding the Determination Criteria on Chinese Controlled Offshore Companies as Resident Enterprises (Circular Guoshuifa 2009 No. 82), if a foreign company simultaneously satisfies the following four criteria:

•	It constitutes a Chinese controlled foreign company and shall be deemed to be a PRC resident enterprise.

•
The premises where the senior management and the senior management bodies responsible for the routine production and business management of the enterprise perform their functions are mainly located within China.

•
The financial decisions (including, borrowing, lending, financing, financial risk management, etc.) and the personnel decisions (for example, appointment, dismissal, remuneration, etc.) of the enterprise are made by the bodies or persons within China or are subject to the approval of the bodies or persons within China.

•
The enterprise’s primary properties, accounting books, company seals, minutes and archives of the meetings of the board of directors and shareholders are located or preserved within China. The enterprise’s directors or senior management with fifty percent or more of the voting rights usually live in China.

Despite the issuance of the new clarifying circular referenced above, the application of these standards remains uncertain. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” such dividends may be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification would result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 and 2009 tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

We have obtained trademark registrations for the use of our trade name “Rodobo”, which has been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We have also recently registered our brand names “Peer” and “Healif” with the Trademark Bureau of the State Administration for Industry and Commerce of the PRC. We believe our trademarks are important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event they are challenged or infringed, we may not have the financial resources to defend them against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formula and thus gain a competitive advantage.

We have no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing competitive product lines. In order to protect our proprietary technology and processes, we also rely in part on nondisclosure agreements with our key employees, licensing partners and other organizations to which we disclose our proprietary information. Any breach of confidentiality by our executives, employees or others having access to our formulae and processes could result in our competitors gaining access to such formulae and processes. The ensuing competitive disadvantage could reduce our revenues and our profits. The actions we have taken to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage. As a result, third parties may use the intellectual property or proprietary technologies that we have developed and compete with us, which could have a material adverse effect on our results of operations.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. In addition, our VIE and all of our subsidiaries that are incorporated in China are subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulations, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain preferential tax treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to, monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted significant laws and regulations dealing with matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, the PRC’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse effect on our results of operations.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws, which are likely to increase costs further and also to impose restrictions on our relationship with our employees.  In June 2007, the Standing Committee of the National People’s Congress of the PRC enacted labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  This law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.  As a result of this law, we had to reduce the number of hours of overtime our employees can work, substantially increase the salaries of our employees, provide additional benefits to our employees, and revise certain of our other labor practices. The increase in labor costs has increased our operating costs, and we have not always been able to pass through this increase to our customers. As a result, we have incurred certain operating losses as our costs of manufacturing increased.  No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation and enforcement will not vary, which may have a negative effect upon our business and results of operations.

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

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our Company, after March 28, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations WFOE’s may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends, except in the event of liquidation, and cannot be used for working capital purposes.

Furthermore, if any of our consolidated subsidiaries in China incurs debt in the future, the instruments governing the debt may restrict our ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our Common Stock. In addition, under WFOE regulations mentioned above, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be an exchange listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our results of operations and the public announcement of such deficiencies could adversely impact our stock price.

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

Risks Related to an Investment in our Common Stock

Our common shares have historically been thinly traded and you may be unable to sell at or near asking prices or at all if you desire to sell your shares.

We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained. Our common shares are currently quoted on the OTCBB, where they have historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares have historically been sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are considered a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares:  actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

As of the date of this Annual Report, our directors, officers and their affiliated entities own or have the beneficial ownership right to approximately 44.2% of our outstanding common shares, and have approximately 61.0% of our voting power.  These stockholders, acting individually or as a group, could exert substantial influence over matters, such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have proposals approved that are not supported by management.  There can be no assurances that matters voted upon by our officers and directors, and their affiliated entities, in their capacity as stockholders will be viewed favorably by all stockholders of our Company.

Past company activities prior to the reverse merger may lead to future liability for our Company.

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

    Our Common Stock, which is currently quoted for trading on the OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If at any time we have net tangible assets of $5,000,000 or less and our shares of Common Stock have a market price per share of less than $5.00, transactions in our Common Stock may be subject to the “penny stock” rules promulgated under the Exchange Act. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our Common Stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning the investor’s financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in clause (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We issued 2,000,000 shares of Series A preferred stock which has six votes per share and our Board of Directors has the right to issue up to an additional 28,000,000 shares of “blank check” preferred stock, which may adversely affect the voting power of the holders of our existing securities and may deter hostile takeovers or delay changes in management control.

Our Articles of Incorporation provide that we may issue a total of up to 30,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our Board of Directors may determine from time to time. Our Board of Directors, without further approval of holders of our Common Stock, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of our other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our Common Stock.

In connection with our acquisition in February 2010, of Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue, through our wholly owned subsidiary Tengshun Technology, we issued 2,000,000 shares of Series A Preferred Stock to Fortune Fame International Limited, a company which Yanbin Wang, our Chairman and Chief Executive Officer serves as the sole executive director.  The Series A Preferred Stock is not convertible into Common Stock, and each share of Series A Preferred Stock has six votes per share and votes as one class with our Common Stock on all matters submitted to our shareholders.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

    We have never paid cash dividends on our Common Stock and we do not plan to declare or pay any cash dividends on our shares of Common Stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of our Company at or above the price they paid for them.

ITEM 2. PROPERTIES.

Under the current PRC law, land is owned by the government, and parcels of land in rural areas, which are known as collective land, are owned by the rural collective economic organizations. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other uses. The term is renewable and granted land must be used for the specific purpose for which it was granted.

Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use grassland of 2,400 measurement units, or mu (approximately 395 acres), until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately $3.2 million). Qinggang Mega was also obligated to make a one-time relocation payment in the amount of RMB 2.0 million (approximately $0.3 million) to the residents who lived on the grassland. We began using the grassland starting July 1, 2009.

On July 1, 2004, we entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd (“Jinniu”) to lease its production facilities in Qinggang, Heilongjiang. Under this lease agreement, Harbin Rodobo is obligated to pay RMB 1,000,000 (approximately $146,398) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010. On April 1, 2005 and April 1, 2006, Harbin Rodobo amended the lease agreement (the amendment was entered into with Yuhui Wu and Zhongchang Wu, the individual owners of Jinniu who now own the leased property. The lease term was extended to July 6, 2030 and effective on July 5, 2010, the annual rent payment was reduced to RMB 600,000 (approximately $87,839), payable in two installments each year. Under the amended agreement, Harbin Rodobo is also required to make a minimum payment of RMB 400,000 (approximately $58,317) for annual improvements or betterment to the leased facility when the new lease term becomes effective.

We also have a lease agreement, which commenced on October 1, 2004,with Mr. Yanbin Wang, our Chief Executive Officer, for our office building in Harbin which has an area of 300 square meters and expires in 2012. We are obligated to pay RMB 48,000 (approximately $6,998) per year under the office lease.

As of September 30, 2009, Qinggang Mega had entered into agreements to pay a total of approximately RMB 143.6 million, which includes the down payment of RMB 61,000,000 (approximately $8,935,988) to acquire land located in Qinggang County, Heilongjiang province, buildings and equipment from various parties.  The remaining contract amount totals RMB 82,635,885 (approximately $12,105,463). As of September 30, 2009, Harbin Rodobo also made a down payment of $1,025,441 to purchase certain equipment. As of the date of this Annual Report, the equipment has been received and approximately 80% of the site construction has been completed. We expect to receive the government certification related to the land in late 2011. As of September 30, 2010, although some of the construction was not completed, the dairy farm could be used as all of the major equipment has been put in place. We expect that all the construction will be completed and the dairy farm will be fully operational by the summer of 2011.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. (REMOVED AND RESERVED).

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of Common Stock are currently quoted on the OTCBB, under the symbol “RDBO.OB”. The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for our Common Stock as reported on the OTCBB. Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, the quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions. On November 12, 2008, we effected a reverse stock split on a ratio of 37.4 to 1. The prices below reflect the price per share adjusted for the reverse split.

FISCAL YEAR ENDED SEPTEMBER 30, 2009	High	Low
First Quarter Ended December 31, 2008	$3.00	$0.01
Second Quarter Ended March 31, 2009	$4.50	$0.75
Third Quarter Ended June 30, 2009	$4.50	$4.00
Fourth Quarter Ended September 30, 2009	$4.00	$1.50

FISCAL YEAR ENDING SEPTEMBER 30, 2010	High	Low
First Quarter Ended December 31, 2009	$5.00	$2.37
Second Quarter Ended March 31, 2010	$3.65	$1.51
Third Quarter Ended June 30, 2010	$3.50	$2.50
Fourth Quarter Ended September 30, 2010	$3.20	$1.80

On December 20, 2010, the per share closing price of our Common Stock on the OTCBB, was $2.15.

Record Holders

As of December 3, 2010, there were 335 stockholders of record of our Common Stock.  Our registrar and transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004, U.S.A., telephone: (212) 509-4000.

Dividend Policy

We have not declared or paid any dividend on our Common Stock since inception. We do not anticipate that we will declare or pay dividends on our Common Stock in the foreseeable future.  The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy among others.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in our consolidated financial statements for the fiscal years ended September 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this Annual Report.  Those statements in the following discussion that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Statement Regarding Forward-Looking Statements” set forth above.

Overview

We are a producer and distributor of powdered milk formula products in the PRC. Our primary products include formula milk powder for infants and children sold under the brand names of “Rodobo” and “Peer”, and formula milk powder for middle-aged and elderly consumers currently sold under the brand name of “Healif”. We also produce and market raw whole milk powder, which is used to produce ice-cream, candies, baked food, instant beverages, nutritional food and fast food.

On September 30, 2008, our predecessor, Navstar Media Holdings, Inc. (“Navstar”), entered into a Merger Agreement with Navstar’s wholly owned acquisition subsidiary, Rodobo International, Inc. (“Rodobo Merger Sub”), Mega Profit Limited (“Cayman Mega”) and the sole shareholder of Cayman Mega.   Pursuant to the Merger Agreement, Rodobo Merger Sub acquired all of the ownership interest in Cayman Mega and then merged with and into Navstar (the “Merger”).  In exchange for Navstar obtaining all of the issued and outstanding capital stock of Cayman Mega, the then sole shareholder of Cayman Mega received shares of Common Stock and shares of convertible preferred stock in Navstar, which upon conversion of the preferred stock into Common Stock, was equal to approximately 93% of the issued and outstanding shares of Common Stock of Navstar.   Following the Merger and Navstar’s acquiring ownership of Cayman Mega, Cayman Mega continued to own and control its existing subsidiaries, including Harbin Rodobo Dairy Co., Ltd (“Harbin Rodobo”).  Concurrent with the Merger, Navstar changed its name to “Rodobo International, Inc.”, adopting the existing name of our Company.

Effective on November 12, 2008, we affected a reverse stock split of our then outstanding Common Stock on a ratio of of 37.4 to 1 and, effective on April 2, 2009, we increased our authorized capital stock from 16,604,278 shares, consisting of 1,604,278 shares of Common Stock and 15,000,000 shares of Preferred Stock, to 230,000,000 shares of authorized capital stock, consisting of 200,000,000 shares of Common Stock, and 30,000,000 shares of Preferred Stock.

In connection with the Merger, we issued 10,293,359 shares of Common Stock to our former employees and shareholders. Pursuant to an understanding with certain convertible note holders, who collectively held convertible notes in the original aggregate principal amount of $1,000,000 (“Notes”), and the holder of a pre-Merger bridge loan note, the foregoing were converted into 452,830 and 152,003 shares of Common Stock, respectively. In addition, the outstanding shares of Preferred Stock were converted into 12,976,316 shares of Common Stock.

In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of September 30, 2010, we have 2,165 cows providing 30 tons of raw milk per day to Harbin Rodobo for further processing.

On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

On February 5, 2010, through our wholly-owned subsidiary Tengshun Technology, we entered into agreements and acquired  Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his equity interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology or its designee. To complete the Hulunbeier Hailaer Beixue acquisition transfer process, in addition to such equity interest transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., an unrelated PRC limited liability company owned by Mr. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete we will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

Pursuant to the Equity Transfer Agreements entered into with the Beixue Group on February 5, 2010, we paid RMB 500,000 (approximately $73,236) in cash and issued 800,000 shares of Common Stock in exchange for 100% of the equity interests in Ewenkeqi Beixue; RMB 1,000,000 (approximately $146,473) in cash and 1,000,000 shares of Common Stock in exchange for 100% of the equity interests in Hulunbeier Beixue; and RMB 600,000 (approximately $87,884) in cash, 8,800,000 shares of Common Stock and 2,000,000 shares of our Series A Preferred Stock, par value $0.0001, in exchange for all of the ownership and interests in Hulunbeier Hailaer Beixue (which is currently being held by Mr. Honghai Zhang for the benefit of Tengshun Technology). Mr. Yanbin Wang, who owned 51% of the equity interests in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also our Chairman, Chief Executive Officer and a major stockholder. An unaffiliated third-party owned 49% of the equity interests in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interests in Hulunbeier Hailaer Beixue prior to the acquisitions. The Equity Transfer Agreements also provided that the equity portion of the consideration consisting of an aggregate of 10,600,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock shall be issued to the designee(s) of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue.

On June 17, 2010, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which we sold to such investors an aggregate of 1,111,112 shares of our Common Stock and Common Stock Purchase Warrants to purchase an aggregate of 555,556 shares of Common Stock, for an aggregate purchase price of $3,000,000. After related fees and expenses, we received net proceeds totaling approximately $2,650,000. We intend to use the proceeds of such transaction for general corporate purposes, which may include working capital, capital expenditures, acquisitions of new businesses and investments.

Also in connection with such transaction and pursuant to a registration rights agreement we entered into with each of such investors, we filed a resale registration statement with the SEC covering the shares and the shares our Common Stock issuable upon exercise of the Warrants on July 16, 2010, which was declared effective by the SEC on July 27, 2010.  We are obligated to maintain the effectiveness of such registration statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions.

Results of Operations

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Years Ended September 30,				Change
	2010	% of sales	2009	% of sales	$	%

Net sales	$69,797,739	100.0%	$34,690,987	100.0%	$35,106,752	101.2%
Cost of goods sold	41,816,236	59.9%	17,089,006	49.3%	24,727,230	144.7%

Gross profit	27,981,503	40.1%	17,601,981	50.7%	10,379,522	59.0%

Operating expenses:
Distribution expenses	14,697,951	21.1%	9,790,602	28.2%	4,907,349	50.1%
General and administrative expenses	3,316,680	4.8%	1,454,994	4.2%	1,861,686	128.0%

Total operating expenses	18,014,631	25.8%	11,245,596	32.4%	6,769,035	60.2%

Operating income	9,966,872	14.3%	6,356,385	18.3%	3,610,487	56.8%

Subsidy income	273,897	0.4%	438,971	1.3%	(165,074)	-37.6%
Gain on bargain purchase	1,677,020	2.4%	-	0.0%	1,677,020	n/a
Interest expenses	(102,257)	-0.1%	-	0.0%	(102,257)	n/a
Change in fair value of warrants	427,795	0.6%	-	0.0%	427,795	n/a
Other income (expenses)	155,766	0.2%	236	0.0%	155,530	65902.3%

Income before income taxes	12,399,092	17.8%	6,795,593	19.6%	5,603,499	82.5%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$12,399,092	17.8%	$6,795,593	19.6%	$5,603,499	82.5%

Other comprehensive income:
Foreign currency translation adjustment	1,247,812	1.8%	(42,274)	-0.1%	1,290,085	-3051.7%

Comprehensive income	$13,646,904	19.6%	$6,753,319	19.5%	$6,893,585	102.1%

Net Sales:

    Net sales for the fiscal year ended September 30, 2010 were $69.8 million, an increase of approximately $35.1 million or 101.2%, compared to net sales for the year ended September 30, 2009. This increase was primarily derived from the contribution from Hulunbeier Hailaer Beixue, that we acquired on February 5, 2010. Hulunbeier Hailaer Beixue contributed $24.1 million sales for the year ended September 30, 2010. We also increased the selling price of whole milk powder products produced by Hulunbeier Hailaer Beixue after the acquisition. The increase was also attributed to an increase of $9.2 million in sales from baby/infant as a result of the launch of a product series called “Peer” under our baby/infant formula product line in July 2009. The “Peer” series is a high-end product line with higher selling price. We continued our efforts to develop distribution networks and expand the market areas in the nine provinces in which we currently sell products.

    In the fiscal year ended September 30, 2010, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 45.6%, 11.2% and 43.2% of total sales, respectively.

Cost of Goods Sold:

Cost of goods sold increased approximately $24.7 million, or 144.7% from $17.1 million for the year ended September 30, 2009 to $41.8 million for the year ended September 30, 2010. This increase was primarily attributable to the sales increase over the year, the increase in cost of raw materials and recent acquisitions of lower margin businesses.

Gross Profit:

Our gross profit increased approximately $10.4 million for the year ended September 30, 2010, an increase of 59.0% compared to our gross profit for the year ended September 30, 2009. The overall gross profit margin decreased from 50.7% for the year ended September 30, 2009 to 40.1% for the year ended September 30, 2010.

Our overall gross profit margin was diluted due to the recent acquisition of lower-margin business. The newly acquired subsidiary, Hunlunbeier Hailaer Beixue, has a gross margin of 6.7% for the year ended September 30, 2010. Excluding the margin dilution impact of the acquisition, gross profit margin actually improved from 50.7% for the year ended September 30, 2009 to 57.6% for the year ended September 30, 2010, primarily driven by the high-margin new baby/infant formula “Peer”, which has a gross margin of 70.0% and accounted for approximately 47.7% of total sales (excluding sales from Hunlunbeier Hailaer Beixue) in the year ended September 30, 2010.

Operating expenses:

    Operating expenses for the year ended September 30, 2010 were $18.0 million, an increase of approximately $6.8 million or 60.2% compared to the year ended September 30, 2009. Operating expenses as a percentage of net sales decreased from 32.4% in the year ended September 30, 2009 to 25.8% in the year ended September 30, 2010. The decrease of the operating expenses as a percentage of net sales was primarily due to less operating expenses, especially few distribution expenses expended by Hulunbei Hailaer Beixue as its whole milk powder products are sold directly to end users’ processing plants.

    Distribution expenses increased by approximately $4.9 million, an increase of 50.1% for the year ended September 30, 2010, compared with the figure for the year ended September 30, 2009. The increase was mainly due to an increase of $3.3 million in distribution expense reimbursements as a result of sales increases and market expansion. The increase was also attributed to $1.0 million amortization of customer list that we acquired in connection with the acquisitions made on February 5, 2010.

    General and administrative expenses increased by $1.9 million, or approximately 128.0%, from $1.5 million for the year ended September 30, 2009 to $3.3 million for the year ended September 30, 2010. The increase was primarily due to $1.3 million of stock-based compensation expenses in the year ended September 30, 2010, compared to $0.3 million incurred in the year ended September 30, 2009. Other than the 1,020,000 restricted shares granted on August 8, 2009 and the 40,000 shares of common stocks granted to three independent directors in November and December of 2009, on December 26, 2009, the Company issued to a terminated employee a total of 35,897 shares of its common stock, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment. The increase in general and administrative expenses is also attributed to an additional $0.9 million of depreciation and amortization expenses related to the newly acquired subsidiaries.

Overall, due to the increase in net sales offsetting the increase in operating expenses, we recorded a 56.8% increase (approximately $3.6 million) in income from operations in the year ended September 30, 2010 compared with the year ended September 30, 2009.

Income Tax:

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment initially expired on December 31, 2009, but has since been extended for an additional three years. The estimated tax savings for years ended September 30, 2010 and 2009 amounted to $3,099,773 and $1,698,898, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.55 to $0.42 for the year ended September 30, 2010 and $1.01 to $0.76 for the year ended September 30, 2009.

Net Income:

We achieved $12.4 million of net income for the year ended September 30, 2010, an increase of $5.6 million (approximately 82.5%) compared with $6.8 million for the year ended September 30, 2009. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses and was also attributable to a $1.7 million of gain on bargain purchase in connection with the acquisitions on February 5, 2010. There was $0.3 million of non-recurring subsidy income from the government in the year ended September 30, 2010 compared with $0.4 million of subsidy income in the year ended September 30, 2009.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the year ended September 30, 2010 were $1.2 million compared to negative $0.04 million for the year ended September 30, 2009. The exchange rate was at 6.691 RMB per US Dollar at September 30, 2010 versus 6.826 RMB per US Dollar at September 30, 2009.

Loans from Related Parties:

During the normal course of the business, we, from time to time, temporarily borrow money from our principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. We had shareholder loans in the amount of $1,491,616 and $1,185,062 as of September 30, 2010 and 2009, respectively. We expect to repay $306,554 in shareholder loans by March 31, 2011 and the remaining balance by September 30, 2011.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended September 30, 2010 and 2009.

	Years Ended September 30,
	2010	2009

Net cash provided by operating activities	12,758,041	3,611,060

Net cash used in investing activities	(10,101,881)	(6,799,459)

Net cash provided by financing activities	778,204	4,171,998

Effect of exchange rate changes on cash and cash equivalents	89,166	(2,370)

Net increase in cash and cash equivalents	3,523,530	981,229

Cash and cash equivalents, beginning of period	1,640,259	659,030

Cash and cash equivalents, end of period	$5,163,789	$1,640,259

Our cash balance increased by $3.5 million to $5.2 million on September 30, 2010, as compared to $1.6 million on September 30, 2009. The increase was mainly attributable to net cash provided by operating activities of $12.8 million, net cash used in investing activities of $10.1 million and net cash provided by financing activities of $0.8 million in the year ended September 30, 2010.

Net Cash Provided by Operating Activities

We usually finance our operations from funds generated by operating activities. For the year ended September 30, 2010, we generated approximately $12.8 million in cash from operating activities, compared with $3.6 million cash provided by operating activities for the year ended September 30, 2009. The increase in net cash provided by operating activities was primarily attributable to $12.4 million of net income, a decrease in inventory of $1.9 million, a decrease in advances to suppliers of $2.4 million, offset by an increase in accounts receivable and other receivables of $1.5 million, a decrease in accounts payable and other payable of $1.7 million and a decrease in advance from customers of $2.6 million.

Net Cash Provided by Investing Activities

For the fiscal year ended September 30, 2010, we used $10.1 million in cash from investing activities, compared with $6.8 million used in investing activities for the year ended September 30, 2009. The increase in cash used in investing activities was primarily due to $13.7 million of cash used for construction in progress in the year ended September 30, 2010 compared to $2.6 million  in the year ended September 30, 2009. In the fiscal year ended September 2010, there were $1.1 million of cash acquired in connection with the acquisitions of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue, $1.6 million of collection of loans to others and $1.8 million of collection of loans to shareholders.

Net Cash Provided by Financing Activities

For the year ended September 30, 2010, we generated $0.8 million from financing activities, compared with $4.2 million in cash provided by financing activities for the year ended September 30, 2009. During the year ended September 30, 2010, we repaid $2.5 million to related party loans and $0.5 million to short-term loans, and received $0.6 million from short-term loans. We also received $2.7 million from issuance of common stock and warrants in connection with a private placement on June 17, 2010. During the year ended September 30, 2009, the $4.2 million of cash provided by financing activities primarily related to the receipt of a $3.0 million investment associated with an investment agreement that we entered into with an investor on September 30, 2008 and received in October 2008, $1.2 million of capital contribution.

Outlook

Over the next twelve months, we intend to pursue our primary objective of increasing market share in the Chinese dairy industry. We are also evaluating acquisition and consolidation opportunities in China’s fragmented dairy industry. We believe that we have sufficient funds to operate our existing business for the next twelve months. We usually finance our operations from funds generated by operating activities. However, in addition to funds available from operations, we may need external sources of capital for our expansion. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-27 which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on the aforementioned evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting at September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2010, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under The Dodd-Frank Act.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their ages as of the date of this Annual Report:

Name	Age	Position(s) Held
Yanbin Wang	38	President, Chief Executive Officer and Chairman of the Board
Xiuzhen Qiao	37	Chief Financial Officer, Corporate Secretary and Director
James Hu	37	Independent Director
Jie Li	41	Independent Director
Zhiqiang E	38	Independent Director

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

Our Board of Directors maintains charters for our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. In addition, our Board of Directors has adopted a written code of ethics that generally formalizes practices that we already had in place. To view the charters of our Audit, Compensation and Nominating and Corporate Governance Committees and the Code of Ethics, please visit our website at www.rodobo.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report).

Directors and Executive Officers

Wang, Yanbin

Yanbin Wang has been serving as our President, Chief Executive Officer and Chairman of the Board since September 30, 2008. Mr. Wang has been the Chairman of the Board and General Manager of Harbin Rodobo since 2002. Prior to that, he was founder and General Manager of Harbin Jinyu Maltose Syrup Co., Ltd (“Jinyu”) from 1997 to 2003. Jinyu has been one of the leading maltose syrup suppliers in China since 1998.  He obtained his bachelor’s degree from Harbin Light Industry College.  From August 2005 to July 2006, Mr. Wang studied at Tsinghua University pursuing postgraduate courses in Business Administration. Mr. Wang’s strong knowledge of, and experience in, the Chinese dairy and milk products industries, as well as his extensive institutional knowledge of our Company make him a valuable member of our Board.

 Qiao, Xiuzhen

 Xiuzhen Qiao has been serving as our director and Chief Financial Officer since September 30, 2008 and Corporate Secretary since November 2009. Ms. Qiao has more than 10 years of experience in accounting and corporate finance areas. Prior to joining Rodobo in October 2007, she was the Chief Financial Officer of Harbin Runtong Group, a private company engaged in the consumer beverages industry. Ms. Qiao started her career as an accountant at the Runtong Group in 1996 and remained there through 2007. From September 2003 to November 2005, Ms. Qiao also studied at the Harbin Institute of Technology pursuing postgraduate courses in management and. Ms. Qiao’s accounting skills and experience make her a valuable member of our Board.

Hu, James

 James Hu has been serving as our director since December 3, 2009. Mr. Hu has been a director of General Steel Holdings, Inc. (NYSE: GSI) since February 2009.  Mr. Hu is currently Head of Credit Analysis at Standard Chartered Bank (China) Limited, where he manages risk assessment on large Chinese state owned entities and private companies. Mr. Hu has been employed by Standard Chartered Bank (China) Limited since April 2006.  Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the U.S. before moving on to hold management positions at both U.S. and China-based firms, with significant experience in mergers and acquisitions analysis and Sarbanes-Oxley Act implementation. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Master’s degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him a valuable member of our Board.

Li, Jie

Jie Li has been serving as our director since December 3, 2009. Mr. Li has served as the Chief Financial Officer of China Automotive Systems Inc. (NASDAQ: CAAS) since September 2007 and prior to that position he served as the Corporate Secretary of China Automotive Systems Inc. from December 2004 to August 2007.  Prior to joining China Automotive Systems Inc. in September 2003, Mr. Li was the Assistant President of Jingzhou Jiulong Industrial Inc. from 1999 to 2003 and the general manager of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor’s degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute. Mr. Li’s accounting and management experience make him a valuable member of our Board.

E, Zhiqiang

Zhiqiang E has been serving as our director since November 16, 2009. He graduated in June 1996 from Northeast Agriculture University of Food Science. Mr. E worked at Heilongjiang Dairy Industry Technology Development Center, Test Factory, the predecessor of Heilongjiang Dairy Group Co. Ltd from September 1996 to May 1997. Beginning in 1996, he was engaged in the establishment of the National Dairy Engineering Technology Research Center as manager of several projects until 1999. One of these projects, Non Dairy Based (Soy Protein) Infant Formula Series Food, was awarded with the Major Science & Technology Benefit of Heilongjiang Province. While at the National Dairy Engineering Technology Research Center, he was in charge of reviewing Industrial Production License of National Infants Formula Milk Powder, and was responsible for interpretation for all issues under review. Between 1999 and 2002, Mr. E obtained his master’s degree at the Northeast Agriculture University.  During 2002 through 2006, he was in charge of preparing and revising 19 standards in connection with dairy products, production and quality inspection, of which one was an international standard, 13 national standards, and 5 industry standards and codes.   Between 2006 and 2009 Mr. E worked at the Division of Regulations at National Dairy Products Quality Monitoring and Inspection Center.  At present, he serves as director of Division of Regulations at National Dairy Engineering Technology Research Center, assisting National Bureau of Quality Inspection in dealing with technical problems in production of dairy products. Mr. E’s extensive experience in the dairy and milk formula industries make him a valuable member of our Board.

Corporate Governance

Board of Directors

We have five members serving on our Board of Directors, of which three are independent directors. All actions of our Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present or all directors if the matter is approved by written consent.  During the past fiscal year the Board of Directors met seven times.

Director Independence

Our board has determined that each of Jie Li, James Hu, and Zhiqiang E are independent directors within the meaning of the NYSE Amex  and SEC rules.

Committees of the Board of Directors

Audit Committee and Audit Committee Financial Experts

Our Board of Directors has an Audit Committee, which is comprised of James Hu (Chairman), Jie Li and Zhiqiang E. Our Board of Directors has examined the composition of the Audit Committee in light of the regulations under the Exchange Act and the current listing standards and regulations of the NYSE Amex applicable to audit committees. Based upon this examination, the Board of Directors has determined that each of the Audit Committee members is an “independent” director within the meaning of SEC and the NYSE Amex  regulations. Mr. Hu qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. The Audit Committee’s purpose is to assist our Board of Directors oversight of:

•	the integrity of the Company's financial statements;
•	the Company's compliance with legal and regulatory requirements;
•	the outside auditing firm's qualifications and independence; and
•	the performance of the Company's internal audit function and the Company's outside auditing firm.

The Board of Directors has adopted an Audit Committee charter, which is available on Rodobo’s website at www.rodobo.com under the tab “Corporate Governance” which is found under the heading “Investor Relations.” This website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report. During the past fiscal year the Audit Committee met three times.

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Jie Li (Chairman), James Hu and Zhiqiang E, each of whom is an independent director. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, if any, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer.  The Board of Directors has adopted a Compensation Committee Charter, which is available on Rodobo’s website at www.rodobo.com under the tab “Corporate Governance” which is found under the heading “Investor Relations.”  This website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report. During the past fiscal year the Compensation Committee met two times.

 Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee, which is comprised of Zhiqiang E (Chairman), Jie Li and James Hu, each of whom is an independent director. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our Board of Directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices.

The Board of Directors has adopted a Nominating and Corporate Governance Committee Charter, which is available on Rodobo’s website at www.rodobo.com under the tab “Corporate Governance” which is found under the heading “Investor Relations.” The Board of Directors has also adopted a Code of Ethics which is also available on our website.  This website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report. During the past fiscal year the Nominating and Corporate Governance Committee met one time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in the fiscal year ended on September 30, 2010, our officers, directors and ten percent stockholders timely filed all required reports pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended September 30, 2009 and 2010.  Individuals we refer to as our “named executive officers” include our Chief Executive Officer and Chief Financial Officer.

All the executive officers were paid in RMB and the amounts reported in this table have been converted from RMB to U.S. dollars based on the September 30, 2010 conversion rate of RMB 6.6910 to $1.00 and September 30, 2009 conversion rate of RMB 6.8290 to $1.00.

Summary Compensation Table

Name and principal position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yanbin Wang Chief Executive Officer	2010	14,945.45	--	--	--	--	--	--	14,945.45
	2009	14,643.43	--	--	--	--	--	--	14,643.43
Xiuzhen Qiao Chief Financial Officer	2010	14,945.45	--	--	--	--	--	--	14,945.45
	2009	14,643.43	--	--	--	--	--	--	14,643.43

No other officer of ours has received any compensation during the last fiscal year that exceeds $100,000. No stock, options or rights were granted to any employee, executive officer or director during the last fiscal year, other than the grants of shares of our Common Stock to our independent directors, as described below under the heading “Compensation of Directors.”

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.  It is not uncommon for PRC private companies in northeastern China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested

None.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees.  As required by PRC law, we contribute to the “insurance and public housing funds” program defined by the PRC Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the U.S. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our Company, or from a change in control of our Company.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation of Directors

As of the date of this Annual Report, Mr. Yanbin Wang and Ms. Xiuzhen Qiao are paid in their capacity as executive officers of ours and they do not receive any additional compensation for their service as directors.

We have orally agreed to issue 15,000 shares of our Common Stock per year, for as long as they hold the position of director, to James Hu, 15,000 shares to Jie Li and 10,000 shares to Zhiqiang E as compensation for their services to us.  The fair value of the awards is measured based on the grant date stock price at $3.52 per share.  The related amortization of share-based compensation expense was $118,800 for the fiscal year ended September 30, 2010.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation($)	Total ($)
James Hu	-	$52,800	-	-	-	-	$52,800
Jie Li	-	$52,800	-	-	-	-	$52,800
Zhiqiang E	-	$35,200	-	-	-	-	$35,200

As of the date of this Annual Report, we have no formal written arrangements or agreements to compensate our directors for services they provide as directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Employment Agreements

We have no employment agreements in place with our officers or key employees other than standard and basic contracts our Chinese subsidiaries entered into with each employee as required under the laws of the PRC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth below certain information regarding the beneficial ownership of our Common Stock as of December 20, 2010, based on 28,003,726 aggregate shares of Common Stock and 2,000,000 shares of Series A Preferred Stock outstanding as of such date, by: (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock with the address of each such person, (ii) each of our present directors and officers, and (iii) all officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.  The principal address of each of the directors and officers listed below is c/o Rodobo International, Inc., 380 Changjiang Road Nangang District, Harbin, PRC 150001.

All share ownership figures include shares of our Common Stock issuable upon exercise, conversion, or exchange of other securities within sixty (60) days the date of December 20, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing such person’s percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned (a)	Percentage of Beneficial Ownership of Class	Percentage of Voting Power

Common Stock

Directors and Officers
Yanbin Wang (1) Chairman and Chief Executive Officer	12,250,000	43.7%	30.6%
Xiuzhen Qiao Director and Chief Financial Officer	100,000	*	*
Zhiquiang E Director	10,000	*	*
Jie Li Director	15,000	*	*
James Hu Director	15,000	*	*
All Directors and Officers as a Group	12,390,000	44.2%	31.0%

5% Owners
Dream High Limited (1)	2,950,000	10.5%	7.4%
China Reinv Partners, L.P.	2,727,273	9.7%	6.8%
Fortune Fame International Limited (1)	6,300,000	22.5%	15.7%
Honghai Zhang (2)	3,050,000	10.9%	7.6%
Fame Ever Limited (2)	3,050,000	10.9%	7.6%

Series A Preferred Stock

Directors and Officers
Yanbin Wang (1) Chairman and Chief Executive Officer	2,000,000	100.0%	30.0%

5% Owners
Fortune Fame International Limited (1)	2,000,000	100.0%	30.0%

* Less than 1%

(a)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(1)
Mr. Wang directly holds 3,000,000 shares of Common Stock, and may be deemed to beneficially own 6,300,000 shares of Common Stock held by Fortune Fame International Limited (“Fortune Fame”), of which Mr. Wang serves as sole executive director, and may be deemed to beneficially own 2,950,000 shares of Common Stock held by Dream High Limited (“Dream High”), the company of which Mr. Wang also serves as sole executive director.  In addition, Fortune Fame holds 2,000,000 shares of Series A Preferred Stock.  The Series A Preferred Stock is not convertible into Common Stock.  Each share of Series A Preferred Stock has six votes and votes with the Common Stock as one class on all matters submitted to stockholders.  Mr. Wang has an option to purchase up to 100% of the outstanding shares of Fortune Fame and Dream High within the next 3 years for nominal consideration.  The current sole shareholder of Fortune Fame and Dream High may not dispose of any shares of Fortune Fame and Dream High without Mr. Wang’s consent.

(2)
Mr. Zhang is the sole executive director of Fame Ever Limited, which holds 3,050,000 shares of Common Stock.  Mr. Zhang has an option to purchase up to 100% of the outstanding shares of Fame Ever Limited within the next 3 years for nominal consideration.  The current sole shareholder of Fame Ever Limited may not dispose of any shares of Fame Ever Limited without Mr. Zhang’s consent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Yanbin Wang, our Chairman and Chief Executive Officer, owns 85% of the equity interest in  Qinggang Mega.  In January 2009, we loaned RMB 8.1 million (approximately $1.2 million) to Mr. Yanbin Wang and Mr. Xuelong Wang for them to acquire the equity interests in Qinggang Mega. The transaction, including the loan, was made solely in order for the Company to obtain government tax preferential treatment in the wake of the powdered-milk contamination scandal in China, and not for any personal interest of the shareholders. The loans are payable on demand.  The Qinggang shareholders have pledged their shares in Qinggang Mega as collateral for non-payment of for fees on consulting services due to us.  As of September 30, 2010, the total amount of the loan to the shareholders of the Qinggang Mega was RMB 8.1 million (approximately $1.2 million), which is payable on demand and is interest free.

On January 1, 2009, Harbin Mega entered into a series VIE Arrangements with Qinggang Mega and its two shareholders, one of whom is the 85% owner, Mr. Yanbin Wang, our Chairman and Chief Executive Officer, pursuant to which Harbin Mega effectively assumed management of the business activities of Qinggang Mega and has the right to appoint all executives and senior management and the members of the Board of Directors of Qinggang Mega.

During the ordinary course of business, from time to time, we temporarily borrow money from our principal shareholders or officers to finance working capital as needed. The borrowings are usually unsecured, non-interest bearing and due on demand. We had stockholder loans in the principal amount of $1,185,062 and $18,079 as of September 30, 2009 and September 30, 2008, respectively, and had $1,185,062 as of September 30, 2010, which is payable on demand.

We also have a lease agreement, which commenced on October 1, 2004, with Mr. Yanbin Wang, our Chief Executive Officer, for our office building in Harbin which has an area of 300 square meters and expires in 2012. We are obligated to pay RMB 48,000 (approximately $6,998) per year under the office lease.

On February 5, 2010, through our wholly-owned subsidiary Tengshun Technology, we entered into agreements and acquired  Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his equity interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology or its designee. To complete the Hulunbeier Hailaer Beixue acquisition transfer process, in addition to such equity interest transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete we will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

Pursuant to the Equity Transfer Agreements entered into with the Beixue Group on February 5, 2010, we paid RMB 500,000 (approximately $73,236) in cash and issued 800,000 shares of Common Stock in exchange for 100% of the equity interests in Ewenkeqi Beixue; RMB 1,000,000 (approximately $146,473) in cash and 1,000,000 shares of Common Stock in exchange for 100% of the equity interests in Hulunbeier Beixue; and RMB 600,000 (approximately $87,884) in cash, 8,800,000 shares of Common Stock and 2,000,000 shares of our Series A Preferred Stock, par value $0.0001, in exchange for 100% of the ownership interests in Hulunbeier Hailaer Beixue (which currently is temporarily held by Mr. Honghai Zhang for the benefit of Tengshun Technology, as described in more detail above) Mr. Yanbin Wang, who owned 51% of the equity interests in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also our Chairman, Chief Executive Officer and a major stockholder. An unaffiliated third-party owned 49% of the equity interests in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interests in Hulunbeier Hailaer Beixue prior to the acquisitions. The Equity Transfer Agreements also provided that the equity portion of the consideration consisting of an aggregate of 10,600,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock shall be issued to the designee(s) of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue.

As contemplated in the Equity Transfer Agreements with each of the Beixue Group entities, the Common Stock and Series A Preferred Stock issued as part of the consideration in these transactions were issued directly to the designees of the Beixue Group shareholders. Accordingly, on February 5, 2010, we entered into Securities Purchase Agreements with three British Virgin Islands corporations: August Glory Limited, Fame Ever Limited, and Fortune Fame International Limited, which, as designees of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, were issued 1,250,000 shares of Common Stock, 3,050,000 shares of Common Stock, and 6,300,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock, respectively, as consideration for the acquisitions.

In addition, on February 5, 2010, the sole shareholder of both Fortune Fame International Limited and Fame Ever Limited (the “Sole Shareholder”) entered into an Incentive Option Agreement with each of Mr. Yanbin Wang, our Chairman and Chief Executive officer and major stockholder, and Mr. Honghai Zhang in order to comply with certain laws of the PRC concerning acquisitions of equity interests in Chinese domestic companies by foreign entities.  Under the Incentive Option Agreement between the Sole Shareholder and Mr. Yanbin Wang, the Sole Shareholder agreed, upon exercise of the option, to transfer up to 100% of the shares of Fortune Fame International Limited within the next 3 years to Mr. Yanbin Wang for nominal consideration, which would give Mr. Yanbin Wang indirect ownership of an additional significant percentage of our Common Stock and 100% of our Series A Preferred Stock. Under the Incentive Option Agreement between the Sole Shareholder and Mr. Honghai Zhang, the Sole Shareholder agreed, upon exercise of the option, to transfer up to 100% of the shares of Fame Ever Limited within the next 3 years to Mr. Honghai Zhang for nominal consideration, which would give Mr. Honghai Zhang indirect ownership of a significant percentage of our Common Stock.  The Incentive Option Agreements also provide that the Sole Shareholder may not dispose any of the shares of Fortune Fame International Limited or Fame Ever Limited without Mr. Yanbin Wang’s or Mr. Honghai Zhang’s prior written consent, as applicable.

Review, Approval or Ratification of Related Party Transactions

Our Board of Directors is responsible for reviewing all “Related Party Transactions” as defined by Item 404 of Regulation S-K of the rules promulgated by the SEC. Directors and executive officers are responsible for bringing a potential related party transaction to the attention of our Board.  If deemed appropriate, our Board may form a special committee of the disinterested members of our Board to review, approve and ratify certain related party transactions.  In reviewing a related party transaction, our Board will, after reviewing all material information regarding the transaction, take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 1, 2010, we were notified that certain partners from the audit practice of Bagell, Josephs, Levine & Company, LLP, (“BJL), which at the time was our independent registered public accounting firm, joined Friedman LLP, (“Friedman”), our current independent registered accounting firm. BJL has since deregistered from the Public Company Accounting Oversight Board (PCAOB), but remains a separate legal entity licensed to practice accounting. As of January 1, 2010, with the approval of our Audit Committee, Friedman was engaged as our independent registered public accounting firm.  We retained BJL as independent auditors to audit our financial statements for the fiscal year ended September 30, 2009. We retained Friedman as independent auditors to audit our financial statements for the fiscal year ended September 30, 2010.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended September 30, 2009 and September 30, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our

	September 30, 2010		September 30, 2009
Audit Fees		$104,000	$97,500
Audit Related Fees		$5,000	$5,000
Tax Fees	$		$0
All Other Fees	$		$0
TOTAL		$109,000	$102,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated:

1.	Financial Statements. The consolidated financial statements of Rodobo International, Inc. and its subsidiaries filed under Item 8:

	Index to Consolidated Financial Statements	F-1

	Report of Independent Registered Public Accounting Firm – Friedman LLP	F-2

	Consolidated Balance Sheets as of September 30, 2010 and 2009	F-3

	Consolidated Statements of Income and Other Comprehensive Income for the fiscal years ended September 30, 2010 and 2009	F-4

	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2010 and 2009	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this Annual Report on Form 10-K, which is incorporated herein by reference.	F-7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Rodobo International Inc. and affiliates

We have audited the accompanying consolidated balance sheets of Rodobo International Inc. and affiliates ("the Company") as of September 30, 2010 and 2009, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the two years ended September 30, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the two years ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, NJ
December 21, 2010

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$5,163,789	$1,640,259
Accounts receivable, net	8,085,248	2,015,044
Inventories	1,523,422	1,576,723
Prepaid expenses	114,215	24,642
Advances to suppliers	969,369	-

Total current assets	15,856,043	5,256,668

Property, plant and equipment:
Fixed assets, net of accumulated depreciation	19,575,890	738,537
Construction in progress	22,701,594	9,888,183

	42,277,484	10,626,720

Biological assets, net	3,295,508	2,499,625

Other assets:
Deposits on biological assets	-	988,818
Deposits on land	74,726	73,246
Intangible assets, net	10,440,131	4,526,117

Total other assets	10,514,857	5,588,181

Total Assets	$71,943,892	$23,971,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$1,218,025	$-
Accounts payable	1,457,624	1,246,818
Other payable	723,015	50,293
Accrued expenses	588,011	175,456
Due to related parties	1,491,616	1,185,062

Total current liabilities	5,478,291	2,657,629

Warrant liability	1,414,316	-

Series A preferred stock, $0.0001 par value, 30,000,000
shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2010 and 2009	4,100,000	-

Stockholders' equity
Common stock, $0.0001 par value, 200,000,000 shares authorized,
28,003,726 and 16,216,717 shares issued and outstanding
as of September 30, 2010 and September 30, 2009, respectively	2,800	1,622
Additional paid in capital	30,344,724	4,355,085
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	27,588,952	15,189,860
Accumulated other comprehensive income	2,093,022	845,210

Total stockholders' equity	60,951,286	21,313,565

Total Liabilities and Stockholders' Equity	$71,943,892	$23,971,194

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Years Ended September 30,
	2010	2009

Net sales	$69,797,739	$34,690,987
Cost of goods sold	41,816,236	17,089,006

Gross profit	27,981,503	17,601,981

Operating expenses:
Distribution expenses	14,697,951	9,790,602
General and administrative expenses	3,316,680	1,454,994

Total operating expenses	18,014,631	11,245,596

Operating income	9,966,872	6,356,385

Subsidy income	273,897	438,971
Gain on bargain purchase	1,677,020	-
Interest expenses	(102,257)	-
Change in fair value of warrants	427,795	-
Other income (expenses)	155,766	236

Income before income taxes	12,399,092	6,795,593

Provision for income taxes	-	-

Net income	$12,399,092	$6,795,593

Other comprehensive income:
Foreign currency translation adjustment	1,247,812	(42,274)

Comprehensive income	$13,646,904	$6,753,319

Earnings per share
Basic	$0.55	$1.01
Diluted	$0.53	$0.42

Weighted average shares outstanding
Basic	22,365,017	6,708,121
Diluted	23,349,810	16,026,645

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Convertible Preferred Stock		Common Stock		Common Stock To Be	Additional Paid in	Additional Paid in Capital -	Subscription	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Warrants	Receivable	Earnings	Income	Total

Balance at September 30, 2008	12,976,316	$1,298	1,435,568	$144	$60	$3,943,538	$971,788	$(3,050,000)	$8,394,267	$887,484	$11,148,579

Capital received in connection with reverse merger	-	-	-	-	-	-	-	3,000,000	-	-	3,000,000

Conversion of convertible preferred stock	(12,976,316)	(1,298)	12,976,316	1,298	-	-	-	-	-	-	-

Issuance of common stock	-	-	604,833	60	(60)	-	-	-	-	-	-

Issuance of common stock	-	-	180,000	18	-	129,982	-	-	-	-	130,000

Stock-based compensation	-	-	1,020,000	102	-	281,565	-	-	-	-	281,667

Net income for the year	-	-	-	-	-	-	-	-	6,795,593	-	6,795,593

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(42,274)	(42,274)

Balance at September 30, 2009	-	$-	16,216,717	$1,622	$-	$4,355,085	$971,788	$(50,000)	$15,189,860	$845,210	$21,313,565

Issuance of common stock for acquisitions	-	-	10,600,000	1,060	-	23,848,940	-	-	-	-	23,850,000

Issuance of common stock	-	-	1,111,112	111	-	810,164	-	-	-	-	810,275

Stock-based compensation	-	-	75,897	8	-	1,330,535	-	-	-	-	1,330,543

Net income for the year	-	-	-	-	-	-	-	-	12,399,092	-	12,399,092

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	1,247,812	1,247,812

Balance at September 30, 2010	-	$-	28,003,726	$2,800	$-	$30,344,724	$971,788	$(50,000)	$27,588,952	$2,093,022	$60,951,286

The accompanying notes are an integral part of these financial consolidated statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$12,399,092	$6,795,593
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,904,066	430,620
Allowance for doubtful accounts	-	(66,488)
Stock-based compensation	1,330,543	281,667
Gain on bargain purchase	(1,677,020)	-
Change in fair value of warrants	(427,795)	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, advance to employees and other receivables	(1,453,985)	(470,664)
Inventories	1,886,687	(589,470)
Prepaid expenses	(39,020)	7,321
Advances to suppliers	2,406,993	-
Increase (decrease) in -
Accounts payable and other payable	(1,722,953)	(879,211)
Accrued expenses	(243,625)	(743,651)
Advance from customers	(2,604,942)	(1,154,657)

Net cash provided by operating activities	12,758,041	3,611,060

Cash flows from investing activities
Purchase of fixed assets	(202,004)	(30,360)
Cash used for construction in progress	(13,686,533)	(2,633,828)
Purchase of mature biological assets	-	(2,562,291)
Purchase of intangible assets	(588,794)	(585,295)
Cash acquired in acquisitions, net of cash paid	1,059,896	-
Collection of loan to others	1,565,211	-
Collection of loan to shareholders	1,750,343	-
Deposits on mature biological assets	-	(987,686)

Net cash used in investing activities	(10,101,881)	(6,799,459)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	2,652,386	-
Proceeds from subscription receivable	-	3,000,000
Proceeds from short-term loans	551,126	-
Repayment of short-term loans	(484,991)	-
Proceeds from related party loans	588,794	1,185,223
Repayment of related party loans	(2,529,111)	(13,225)

Net cash provided by financing activities	778,204	4,171,998

Effect of exchange rate changes on cash and cash equivalents	89,166	(2,370)

Net increase in cash and cash equivalents	3,523,530	981,229

Cash and cash equivalents, beginning of period	1,640,259	659,030

Cash and cash equivalents, end of period	$5,163,789	$1,640,259

Supplemental disclosures of cash flow information:

Interest paid	$7,016	$4,882
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for stock-based compensation for services	$225,876	$3,315,000
Transfer deposit on land to intangible assets	$-	$3,486,955
Common stock issued for business acquisition	$23,850,000	$-
Preferred stock issued for business acquisition	$4,100,000	$-

The accompanying notes are an integral part of these consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

On February 5, 2010, through Tengshun Technology, the Company acquired 100% of the equity interest in Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”), Ewenkeqi Beixue Dairy, Ltd. (“Ewenkeqi Beixue”), and Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”) (“Acquisitions”). Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue are three PRC companies that are engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products and were established under the laws of the PRC on February 4, 2002, April 27, 2005 and March 26, 2007, respectively. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology.  To complete the Hulunbeier Hailaer Beixue acquisition process, in addition to such equity transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., a PRC limited liability company owned by Mr. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete the Company will file registration of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been registered by the AIC.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s major estimates include reserve of accounts receivable and inventories, impairment of long-lived assets, including finite-lived intangible assets, property and equipment and biological assets, useful lives of property and equipment and biological assets, valuation of warrant liability and preferred stock.

RISKS OF LOSSES - The Company is potentially exposed to risks of losses that may result from  business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

ACQUISITIONS – The purchase accounting method was used to account for the acquisition of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue by the Company. The cost of an acquisition is measured at the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are initially measured at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of the acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of the acquisition is less than the fair value of the net assets of the subsidiary acquired, the excess of the value of the next assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Consolidated Statement of Income and Other Comprehensive Income for the year ended September 30, 2010.

CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

ACCOUNTS RECEIVABLE - The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful.  Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance.

  Accounts receivable on the balance sheet are stated net of such provision.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Building	30 years
Leasehold improvement	5.5 years
Machinery, equipment and automobiles	5 - 10 years

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

IMPAIRMENT OF LONG-LIVED ASSETS -The Company reviews the carrying value of long live assets, including finite-lived intangibles, property and equipment and biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded for the years ended September 30, 2010 and 2009.

REVENUE RECOGNITION - Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company does not provide customers with rights to return merchandise.

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

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion expenses provided to distributors and are charged to operations when incurred. Advertising expenses totaled $697,315 and $494,148 for the years ended September 30, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION –The Company measures the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

EMPLOYEE BENEFIT COSTS - Mandatory contributions are made to the Chinese Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

EARNINGS PER SHARE - Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. As of September 10, 2010 and 2009, the exchange rate was 6.69 and 6.83 RMB per US Dollar, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued) - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of September 30, 2010 and 2009 due to the relatively short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 16 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.

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

RECLASSIFICATION - Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS

Effective February 5, 2010, the Company, through its wholly-owned subsidiary, Tengshun Technologies, completed the acquisition of 100% equity interest in Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The results of operations of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue from February 5, 2010 to September 30, 2010 have been included in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the fiscal year ended September 30, 2010. Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, at the time of the acquisition, were engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.  Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology.  Therefore the Company has determined it has control of Hulunbeier Hailaer Beixue as a result of these agreements. To complete the Hulunbeier Hailaer Beixue acquisition process, in addition to such equity interest transfer, Mr. Honghai Zhang has agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., a PRC limited liability company owned by Mr. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy. Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete the Company will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

Mr. Yanbin Wang, who owned 51% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue prior to the acquisitions, is also the Company’s Chairman, Chief Executive Officer and a major stockholder who owned 18.5% and 60.9% voting power of the Company, respectively before and after the acquisition . An unaffiliated third-party owned 49% of the equity interest in Hulunbeier Beixue and Ewenkeqi Beixue and 100% of the equity interest in Hulunbeier Hailaer Beixue prior to the acquisitions. In connection with the acquisitions, on February 5, 2010, the Company entered into a Securities Purchase Agreements with three British Virgin Islands companies: August Glory Limited, Fame Ever Limited, and Fortune Fame International Limited, which, as designees of the former shareholders of Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, would be issued 1,250,000 shares of Common Stock, 3,050,000 shares of Common Stock, and 6,300,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock, respectively, as consideration for the acquisitions. In connection with the acquisitions, Mr. Yanbin Wang and the unaffiliated third-party also entered into Incentive Option Agreements pursuant to which Mr. Yanbin Wang has the right to receive all outstanding equity interest in Fortune Fame International Limited for nominal consideration over a three year period.

The acquisition was accounted for under the purchase accounting method. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Consolidated Statement of Income and Other Comprehensive Income for the year ended September 30, 2010.  The acquisition date was determined as the date of closing and the closing price on that day was used to determine purchase price for stock transferred.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS (Continued)

The following table represents the allocation of the purchase price to the acquired net assets and resulting gain on bargain purchase:

Hulunbeier Hailaer Beixue:

Cash paid	$87,884
Fair value of common stock issued	19,800,000
Fair value of Series A preferred stock issued	4,100,000
Total purchase price	$23,987,884

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$1,339,645
Accounts receivable, net	4,009,453
Other receivable	3,202,939
Inventories	1,829,438
Prepaid expenses	3,331,526
Property, plant and equipment, net	12,525,546
Restricted cash	39,548
Intangible assets, net	6,316,636
Total assets	$32,594,731

Liabilities:
Accounts payable	$2,376,376
Short-term loan	1,127,856
Other payables	1,011,429
Accrued expenses	477,001
Advances from customers	2,585,937
Total liabilities	$7,578,599

Net assets acquired at fair value	$25,016,132

Gain on bargain purchase	$1,028,248

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ewenkeqi Beixue:

Cash paid	$73,236
Fair value of common stock issued	1,800,000
Total purchase price	$1,873,236

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$15,762
Other receivable	1,655,603
Inventories	26,470
Property, plant and equipment, net	1,237,614
Total assets	$2,935,449

Liabilities:
Accounts payable	$31,319
Other payables	954,591
Accrued expenses	20,399
Total liabilities	$1,006,309

Net assets acquired at fair value	$1,929,140

Gain on bargain purchase	$55,904

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hulunbeier Beixue:

Cash paid	$146,473
Fair value of common stock issued	2,250,000
Total purchase price	$2,396,473

Allocation of the purchase price to assets and liabilities at fair value:
Assets:
Cash and cash equivalents	$8,194
Accounts receivable	164,487
Inventories	979
Prepaid expenses	21,139
Property, plant and equipment, net	4,457,264
Intangible assets, net	795,286
Total assets	$5,447,349

Liabilities:
Accounts payable	$48,675
Other payables	2,398,873
Accrued expenses	176
Advances from customers	10,284
Total liabilities	$2,458,008

Net assets acquired at fair value	$2,989,341

Gain on bargain purchase	$592,868

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS (Continued)

The following unaudited pro forma condensed combined statement of income presents the combined results of the Company’s operations with Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue as if the acquisitions had occurred on October 1, 2008:

	Years Ended September 30,
	2010	2009
Proforma Information:
Revenues	$74,381,715	$57,688,119
Gross profit	$28,707,128	$20,279,329
Net income	$11,484,184	$7,151,363
Net income per share - basic	$0.44	$0.41
Net income per share - diluted	$0.42	$0.42
Weighted average shares outstanding - basic	26,227,483	17,308,121
Weighted average shares outstanding - diluted	27,212,276	17,086,645

In the unaudited pro forma results, additional depreciation and amortization of the fair value of the fixed assets and intangible assets in excess of their respective book value have been recorded.

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable are summarized as follows:

	September 30, 2010	September 30, 2009

Accounts receivable	$8,256,446	$2,015,044
Less: Allowance for doubtful accounts	171,198	-

Total net accounts receivable	$8,085,248	$2,015,044

5.	INVENTORIES

Inventories consist of the following:
	September 30, 2010	September 30, 2009

Raw materials	$286,914	$196,504
Work-in-progress	288,210	1,272,575
Finished goods	828,558	48,863
Packing materials	119,740	58,780
Total inventories	$1,523,422	$1,576,723

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2010	September 30, 2009

Building improvement	$13,123,977	$507,803
Plant and machinery	10,298,964	599,270
Motor vehicles	287,997	21,104
Computers and equipment	86,275	12,119
	23,797,213	1,140,296
Less: accumulated depreciation	(4,221,323)	(401,759)
Total fixed assets, net	19,575,890	738,537
Construction in progress	22,701,594	9,888,183
	$42,277,484	$10,626,720

Depreciation expense was $1,273,079 and $246,769 for the years ended September 30, 2010 and 2009, respectively. The Company expects to pay the remaining contract amount of approximately $3.1 million by September 30, 2011.

7.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30, 2010	September 30, 2009

Mature biological assets	$3,564,404	$1,826,018
Immature biological assets	123,397	739,211
	3,687,801	2,565,229
Less: accumulated depreciation	(392,293)	(65,604)
Total biological assets, net	$3,295,508	$2,499,625

Depreciation expense was $319,599 and $65,529 for the years ended September 30, 2010 and 2009, respectively.

8.	DEPOSITS ON BIOLOGICAL ASSETS

As of September 30, 2009, Mega Profit Agriculture made a total down payment of RMB 6,750,000 (approximately US$988,818) to purchase additional dairy cows. The Company received the delivery of those dairy cows in January 2010 and has reclassified them to biological assets.

9.	DEPOSITS ON LAND

The Company entered into a letter of intent to purchase a land use right as a part of its effort to expand its production capacity. In June 2008, the Company made a total deposit in the amount of $74,726. The Company expects to pay the remaining contract amount of approximately $5,106,063 by September 30, 2011. The deposit will be reclassified to the intangible  assets upon transfer of legal titles and the land being placed in service.  The Company does not have use of the land.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INTANGIBLE ASSETS

On July 1, 2008,  the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) pursuant to which the Company was granted an exclusive right for 10 years starting on July 1, 2008 to produce a powdered milk product formula specifically developed for middle-aged and elderly consumers. with a total fee of RMB 5,000,000 (approximately $747,255) to be paid to CNS. During the term of the agreement, the Company is also authorized to use the name of “China Nutrition Society Development” on its packaging. As of September 30, 2010, the Company has made a first installment payment of RMB 3,000,000 (approximately $448,353) to CNS. The remaining payment will be due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $73,402 and $73,162 for the years ended September 30, 2010 and 2009, respectively.

On October 30, 2008, The Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children with a total fee of RMB 3,000,000 (approximately $448,353). As of September 30, 2010, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $44,041 and $10,974 for the years ended September 30, 2010 and 2009, respectively.

Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately US$3.2 million). Qinggang Mega was also obligated to pay a one-time relocation compensation in the amount of RMB 2.0 million (approximately US$0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation compensation costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $137,191 and $34,186 for the years ended September 30, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INTANGIBLE ASSETS (Continued)

On February 5, 2010, the Company acquired Hulunbeier Hailaer Beixue and Hulunbeier Beixue’s intangible assets consisting of land use right and customer list which are amortized using the straight line method over 50 years and 3 years, respectively. The fair market value of acquired intangible assets was $6,206,623, including $1,535,929 of land use right and $4,670,695 of customer list.

On February 5, 2010, the Company acquired a land use right for Ewenkeqi Beixue for $905,299. The land use right costs are amortized on a straight line basis over 46 years until September 6, 2056.

Net intangible assets were as follows:

	September 30, 2010	September 30, 2009

Land use right	$6,157,895	$3,490,953
Customer list	4,670,695	-
Formula technology	1,195,607	1,171,933
	12,024,197	4,662,886
Less: accumulated depreciation	(1,584,066)	(136,769)
Total biological assets, net	$10,440,131	$4,526,117

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of September 30,
	2011	2012	2013	2014	2015	Thereafter	Total
Land use right	189,821	189,821	189,821	189,821	189,821	4,886,832	5,835,937
Customer list	1,556,898	1,556,898	518,966.09	-	-	-	3,632,763
Formula technology	117,442	117,442	117,442	117,442	117,442	384,219	971,431
Total	$1,864,162	$1,864,162	$826,230	$307,264	$307,264	$5,271,050	$10,440,131

11.	RELATED PARTY TRANSACTIONS

Qinggang Mega operates the Company’s own dairy farm and sells fresh milk to Harbin Rodobo (refer to note 21 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of September 30, 2010, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB $8.1 million (approximately US$1.2 million). These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11	RELATED PARTY TRANSACTIONS (Continued)

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,491,616 and $1,185,062 as of September 30, 2010 and 2009, respectively. The Company expects to pay $306,554 by March 31, 2011 and the remaining balance by September 30, 2011.

12.	SHORT-TERM LOANS

In conjunction with the acquisition of Hulunbeier Hailaer Beixue, the Company assumed the short-term loans of the acquired company. As of September 30, 2010, the Company had a total of $1,218,025 short-term loans, including the followings:

Lender	Term		Annual Interest rate	Amount

Xinghai Credit Union	2009.12.4	2010.12.3	10.1%	$657,584
Jie Qiu - related party	2010.2.25	Due on demand	10.1%	560,441
Total				$1,218,025

Hunlunbeier Hailaer Beixue’s building and equipment with a total estimate fair value of RMB 13,320,000 (approximately US$1,990,686) is used as collateral for the $657,584 loan with Xinghai Credit Union. Additionally, the $560,441 loan was borrowed from Jie Qiu, a related party, who borrowed from the bank on behalf of Hulunbeier Hailaer Beixue. The Company is responsible for the payments of interests and principals and the loan is due on demand. Hulunbeier Hailaer Beixue’s building with a total estimate fair value of RMB 5,360,000 (approximately US$801,057) is used as collateral for the $560,441 loan.

Interest expenses were $102,257 for the year ended September 30, 2010.

13.	STOCKHOLDER’S EQUITY

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDER’S EQUITY (Continued)

The Company entered into a Securities Purchase Agreement (“SPA”) dated June 17, 2010 with certain investors in connection with a private placement to raise $3,000,000 in gross proceeds in exchange for the issuance of 1,111,112 shares of its common stock and related warrants to purchase 555,556 shares of its common stock.  The fair value of the warrants totalled $1,842,111 and were recorded as a liability.  From the proceeds of the offering, the Company paid a fee of $230,000 to the placement agents for the offering and issued to the placement agents warrants to purchase 66,666 shares of common stock.  The Company also paid legal fees of $117,614 in connection with this private placement.  The proceeds were allocated as follows:

Gross proceeds	$3,000,000
Warrant Liability	(1,842,111)
Closing fees	(347,614)
Net Proceeds	$810,275

14.	SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to be vested once a year over a period of two or three years. The fair value of the awards is measured based on the grant date stock price of $3.25 per share with an aggregate amount of $3,315,000. The amortization of share-based compensation expense was $1,126,667 and $281,667 for the years ended September 30, 2010 and 2009, respectively.

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares of its common stock to Jie Li on December 3, 2009, and 15,000 shares of its common stock to James Hu on December 3, 2009.  The fair value of the awards is measured based on the grant date stock price at $3.52 per share with an aggregate amount of $140,800.  The related amortization of share-based compensation expense was $118,800 for the years ended September 30, 2010.

On December 26, 2009, the Company issued to a terminated employee a total of 35,897 shares of its common stock, of which 13,397 shares were compensation for services provided and 22,500 shares were severance payment. The fair value of the awards in the amount of $85,076 was recorded for the year ended September 30, 2010.

A summary of the status of the Company’s unearned stock compensation as of September 30, 2010 and changes for the year ended September 30, 2010 is presented below:

Unearned stock compensation as of October 1, 2009	$3,033,333
Unearned stock compensation granted	225,876
Compensation expenses recorded in the statement of operations
with a credit to additional paid-in capital	(1,330,543)
Unearned stock compensation as of September 30, 2010	$1,928,666

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	WARRANTS

On September 30, 2008, the Company’s predecessor, Navstar Media Holdings, Inc. (“Navstar”), entered into a Merger Agreement with Navstar’s wholly owned acquisition subsidiary, Rodobo International, Inc. (“Rodobo Merger Sub”), Cayman Mega and the sole shareholder of Cayman Mega.   Pursuant to the Merger Agreement, Rodobo Merger Sub acquired all of the ownership interest in Cayman Mega and then merged with and into Navstar (the “Merger”).  Prior to and in conjunction with the Merger, Cayman Mega entered into a Securities Purchase Agreement with an institutional investor for $3,000,000. As a result, upon the completion of the Merger, the institutional investor, together with other owners of Cayman Mega, received preferred stock convertible into common stock upon the increase of the authorized share capital of the Company. In addition, Cayman Mega also issued to the institutional investor warrants to purchase 818,182 shares of the common stock of Cayman Mega at an exercise price of $1.50 per share and warrants to purchase 545,455 shares of the common stock of Cayman Mega at an exercise price of $1.75 per share. No separate consideration was paid for such warrants. The warrants, which were assumed by the Company upon the Merger, expire on September 30, 2012.

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

The warrants issued in connection with the private placement on June 17, 2010 do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 153% at June 17, 2010 and at 97% at September 30, 2010, risk free interest rate (no dividend yield) at 2.01% on June 17, 2010 and at 1.27% on September 30, 2010, and expected term of five years on June 17, 2010 and 4.85 years on September 30, 2010. The fair value of those warrants was calculated at $1,842,111 at the grant date and at $1,414,316 on September 30, 2010. The change in fair value of warrants is recorded as other income/expense.

The following is a summary of the status of warrant activities as of September 30, 2010:

	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercise Price	Life in years
Outstanding, September 30, 2009	1,363,637	$1.60	2.00
Granted	622,222	$3.50	4.85
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2010	1,985,859	$2.20	2.89

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EARNINGS PER SHARE

The following table sets forth the earnings per share calculation:

	For the Years Ended September 30,
	2010	2009
Basic earnings per share

Net Income	$12,399,092	$6,795,593

Weighted average number of common shares outstanding-Basic	22,365,017	6,708,121

Earnings per share-Basic	$0.55	$1.01

Diluted earnings per share

Net Income	$12,399,092	$6,795,593

Weighted average number of common shares outstanding-Basic	22,365,017	6,708,121
Effect of dilutive convertible preferred stock	-	7,963,547
Effect of dilutive warrants	647,859	681,818
Effect of dilutive common stock to be issued	-	525,048
Effect of dilutive securities - unvested shares	336,934	148,110
Weighted average number of common shares outstanding-Diluted	23,349,810	16,026,644

Earnings per share-Diluted	$0.53	$0.42

As of September 30, 2010 and 2009, the Company had unvested stock awards of 673,333 and 1,020,000 shares, respectively. All unvested stock awards were included in the diluted earnings per share calculation. 2,000,000 shares of temporary equity - preferred stock were excluded from the diluted earnings per share calculation due to no conversion right as of September 30, 2010.

The Company has outstanding warrants to acquire 1,363,637 shares of common stock. These warrants are included in diluted weighted average shares calculation for the years ended September 30, 2010 and 2009 using the treasury stock method. The warrants issued in connection with the private placement on June 17, 2010 to acquire 622,222 shares of common stock are out of the money as of September 30, 2010 and therefore are not included in diluted weighted average shares calculation.

17.	TAXATION

The Company utilizes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to realized.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	TAXATION (Continued)

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009 but has been extended for another four years.

The estimated tax savings for years ended September 30, 2010 and 2009 amounted to $3,099,773 and $1,698,898, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.55 to $0.42 for the year ended September 30, 2010 and $1.01 to $0.76 for the year ended September 30, 2009.

19.	CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $5,163,789 and $1,640,259 as of September 30, 2010 and 2009, respectively.

There were no major customers with individual sales over 10% of total net revenue for the year ended September 30, 2010. There was only one major customer (Chengdu Luoling) for the year ended September 30, 2009. Sales from Chengdu Luoling were $7,735,503 (22% of total net revenue) for the year ended September 30, 2009, respectively. Accounts receivable due from Chengdu Luoling was $939,652 (47% of total accounts receivable) as of September 30, 2009.

20.	COMMITEMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$149,451) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$89,671), payable in two installments each year. The amendments were entered into with Yuhui Wu and Zhongchang Wu, the individual owners of Jinniu who now own the leased property. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately US$59,780) for improvements or betterment to the leased facility when the new lease term becomes effective.

21.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SEGMENT INFORMATION (Continued)

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

The segment information for the reportable segments for the year ended September 30, 2010 is as follows:

	Dairy Products			Dairy Farm				Purchase
	Harbin Rodobo	Hunlunbeier Hailaer Beixue	Others	Qinggang Mega	Corporate	Segment Total	Inter-segment Elimination	Accounting Adjustments	Consolidated Total
Net sales	45,726,807	25,452,642	-	4,253,798	-	75,433,247	(5,635,509)	-	69,797,739
Interest expenses	-	102,257	-	-	-	102,257	-	-	102,257
Depreciation and amortization	474,485	843,295	39,252	473,722	-	1,830,754	-	1,073,311	2,904,066
Segment net income (loss) before tax	10,669,068	855,225	(59,902)	1,522,090	(721,001)	12,265,480	227,277	603,708	13,096,465
Segment assets	35,745,519	30,855,077	11,774,561	18,010,779	9,378,113	105,764,050	(38,387,028)	4,566,870	71,943,892

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reportable segment net sales, net income before tax and assets to the consolidated total is as follows:

For the Year
Ended September 30, 2010
Net sales
Total net sales for reportable segments	75,433,247
Elimination of intersegment sales	(5,635,509)
Consolidated net sales	69,797,739

Net income before tax
Total net income before tax for reportable segments	12,265,480
Elimination of unrealized profit	227,277
Adjustment of depreciation and amortization expenses
on fair value basis for purchase accounting purpose	-
Gain on bargain purchase	1,677,020
Consolidated net income before tax	14,169,777

As of September 30, 2010
Assets
Total assets for reportable segments	105,764,050
Elimination of intercompany receivables	(38,324,196)
Elimination of unrealized profit in inventories	(62,832)
Increased asset value not allocated to segments	4,566,870
Consolidated total assets	71,943,892

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rodobo International, Inc.
/s/ Yanbin Wang
Yanbin Wang
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanbin Wang	Chief Executive Officer and Chairman (Principal Executive Officer)	December 21, 2010
Yanbin Wang

/s/ Xiuzhen Qiao	Chief Financial Officer, Corporate Secretary, and Director (Principal Financial and Accounting Officer)	December 21, 2010
Xiuzhen Qiao

/s/ James Hu	Director	December 21, 2010
James Hu
/s/ Jie Li	Director	December 21, 2010
Jie Li
/s/ Zhiqiang E	Director	December 21, 2010
Zhiqiang E

EXHIBIT INDEX

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Form 10-SB filed July 14, 2003)
3.2
Composite copy of the Amended and Restated Articles of Incorporation of the Company, as amended on April 2, 2009 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed May 15, 2009)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 9, 2010)
3.4	Amended and Restated Bylaws of Rodobo International, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed March 16, 2010)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed May 15, 2009)
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed June 17, 2010)
10.1
Agreement and Plan of Merger dated September 30, 2008, by and among Navstar Media Holdings, Inc., Rodobo International, Inc., and Mega Profit Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 6, 2008)

10.2
Consulting Service Agreement entered into by and between Harbin Mega and Qinggang Mega on January 1, 2009 (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K filed January 13, 2010)

10.3
Operating Agreement entered into by and among Harbin Mega, Qinggang Mega and Qinggang Shareholders on January 1, 2009 (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed January 13, 2010)

10.4
Option Agreement entered into by and among Harbin Mega, Qinggang Mega and Qinggang Shareholders on January 1, 2009 (incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K filed January 13, 2010)

10.5
Proxy Agreement entered into by and between Harbin Mega and Qinggang Mega Shareholders on January 1, 2009 (incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K filed January 13, 2010)

10.6
Equity Pledge Agreement entered into by and among Harbin Mega, Qinggang Mega and Qinggang Shareholders on January 1, 2009 (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed January 13, 2010)

10.7
Equity Transfer Agreement by and between Harbin Tengshun Technical Development Co., Ltd. and Hulunbeier Beixue Dairy Co., Ltd. on February 5, 2010  (unofficial English Translation) (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 9, 2010)

10.8
Equity Transfer Agreement by and between Harbin Tengshun Technical Development Co., Ltd. and Hulunbeier City Hailaer District Beixue Dairy Factory on February 5, 2010 (unofficial English Translation) (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 9, 2010)

10.9
Equity Transfer Agreement by and between Harbin Tengshun Technical Development Co., Ltd. and Ewenkeqi Beixue Dairy Co., Ltd. on February 5, 2010 (unofficial English Translation) (incorporated by reference to Exhibit 10.3 of Form 8-K filed February 9, 2010)

10.10	Securities Purchase Agreement by and between Rodobo International, Inc. and Fame Ever Limited on February 5, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed February 9, 2010)
10.11
Securities Purchase Agreement by and between Rodobo International, Inc. and Fortune Fame International Limited on February 5, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 9, 2010)

10.12	Securities Purchase Agreement by and between Rodobo International, Inc. and August Glory Limited and on February 5, 2010 (incorporated by reference to Exhibit 10.6 of Form 8-K filed February 9, 2010)
10.13	Option Agreement by and between Wei Qin and Honghai Zhang on February 5, 2010 (incorporated by reference to Exhibit 10.7 of Form 8-K filed February 9, 2010)
10.14	Option Agreement by and between Wei Qin and Yanbin Wang on February 5, 2010 (incorporated by reference to Exhibit 10.8 of Form 8-K filed February 9, 2010)
10.15
Securities Purchase Agreement dated June 17, 2010, between Rodobo International, Inc. and each Purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 17, 2010)

10.16
Registration Rights Agreement dated June 17, 2010, between Rodobo International, Inc. and each Purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 17, 2010)

21.1*	Subsidiaries of the Registrant
31.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith