Form 10-Q
period 2010-12-31
Rodobo International Inc
filed 2011-02-14
CIK 1177274

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,003,726 shares of common stock outstanding as of February 11, 2011.

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

PART I
Item 1.           Financial Statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$5,587,274	$5,163,789
Accounts receivable, net	8,249,555	8,085,248
Inventories	1,749,613	1,523,422
Prepaid expenses	40,564	114,215
Advances to suppliers	844,482	969,369

Total current assets	16,471,488	15,856,043

Property, plant and equipment:
Fixed assets, net of accumulated depreciation	20,946,663	19,575,890
Construction in progress	26,345,824	22,701,594

	47,292,487	42,277,484

Biological assets, net	3,760,848	3,295,508

Other assets:
Deposits on land	75,731	74,726
Intangible assets, net	10,069,902	10,440,131

Total other assets	10,145,633	10,514,857

Total Assets	$77,670,456	$71,943,892

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$1,401,025	$1,218,025
Accounts payable	2,125,878	1,457,624
Other payable	1,023,596	723,015
Accrued expenses	409,905	588,011
Advance from customers	302,924	-
Due to related parties	1,185,062	1,491,616

Total current liabilities	6,448,390	5,478,291

Warrant liability	896,198	1,414,316

Series A preferred stock, $0.0001 par value, 30,000,000 shares authorized, 2,000,000
shares issued and outstanding as of December 31, 2010 and September 30, 2010	4,100,000	4,100,000

Stockholders' equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 28,003,726 shares
issued and outstanding as of December 31, 2010 and September 30, 2010	2,800	2,800
Additional paid in capital	30,648,391	30,344,724
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	31,666,119	27,588,952
Accumulated other comprehensive income	2,986,770	2,093,022

Total stockholders' equity	66,225,869	60,951,286

Total Liabilities and Stockholders' Equity	$77,670,456	$71,943,892

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended December 31,
	2010	2009

Net sales	$25,586,460	$10,075,445
Cost of goods sold	15,800,227	4,780,299

Gross profit	9,786,234	5,295,146

Operating expenses:
Distribution expenses	5,297,611	2,586,173
General and administrative expenses	832,318	722,880

Total operating expenses	6,129,929	3,309,053

Operating income	3,656,305	1,986,094

Subsidy income	-	273,897
Interest expenses	(162,423)	-
Change in fair value of warrants	518,118	-
Other income	65,168	2,390

Income before income taxes	4,077,167	2,262,381

Provision for income taxes	-	-

Net income	$4,077,167	$2,262,381

Other comprehensive income:
Foreign currency translation adjustment	893,748	(2,184)

Comprehensive income	$4,970,915	$2,260,197

Earnings per share
Basic	$0.15	$0.15
Diluted	$0.15	$0.14

Weighted average shares outstanding
Basic	27,330,393	15,212,690
Diluted	27,626,274	16,078,829

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$4,077,167	$2,262,381
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	862,721	215,479
Stock-based compensation	303,667	379,943
Change in fair value of warrants	(518,118)	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, net	(31,263)	(1,524,884)
Inventories	(202,389)	1,013,905
Prepaid expenses	24,369	(207,492)
Advances to suppliers	136,825	-
Increase (decrease) in -
Accounts payable and other payable	918,889	512,108
Accrued expenses	(131,566)	(105,198)
Advance from customers	300,493	-

Net cash provided by operating activities	5,740,795	2,546,240

Cash flows from investing activities
Purchase of fixed assets	(1,418,467)	(308,046)
Cash used for construction in progress	(3,311,927)	(591,814)
Purchase of mature biological assets	(515,591)	-
Investment advances	-	(410,113)

Net cash used in investing activities	(5,245,986)	(1,309,973)

Cash flows from financing activities
Proceeds from short-term loans	826,355	-
Repayment of short-term loans	(661,084)	-
Repayment of related party loans	(308,185)	-

Net cash used in financing activities	(142,914)	-

Effect of exchange rate changes on cash and cash equivalents	71,590	(109)

Net increase in cash and cash equivalents	423,485	1,236,159

Cash and cash equivalents, beginning of period	5,163,789	1,640,259

Cash and cash equivalents, end of period	$5,587,274	$2,876,418

Supplemental disclosures of cash flow information:

Interest paid	$75,891	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Rodobo International, Inc. (the "Company"), through its subsidiaries, Mega Profit Limited ("Cayman Mega"), a corporation formed under the laws of the Cayman Islands, Harbin Mega Profit Management Consulting Co., Ltd. ("Harbin Mega"), a wholly foreign- owned entity incorporated under the laws of the People’s Republic of China ("PRC" or "China"), and Harbin Rodobo Dairy Co., Ltd. ("Harbin Rodobo"), a wholly foreign- owned entity incorporated under the PRC laws, is engaged in the production, processing, distribution and development of powdered milk products in the PRC for infants, children, middle- aged and elderly under the brand names of "Rodobo", "Healif" and "Peer".

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

On November 9, 2009, Harbin Tengshun Technical Development Co., Ltd. (“Tengshun Technology”) was incorporated under the PRC laws to engage in the development, consulting and transferring of  dairy product technologies. Tengshun Technology is a wholly owned subsidiary of Harbin Mega.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 21, 2010, Hulunbeier Hailaer Mega Profit Agriculture Co., Ltd. (“Hulunbeier Mega”) was incorporated under the PRC laws to engage in dairy farming. Hulunbeier Mega is a wholly owned subsidiary of Tengshun Technology.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION –  The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Cayman Mega, Harbin Mega, Harbin Rodobo, Tengshun Technology, Hulunbeier Hailaer Beixue, Hulunbeier Beixue, Ewenkeqi Beixue, Hulunbeier Mega and the VIE, Qinggang Mega. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated in consolidation.

USE OF ESTIMATES – The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s major estimates include the reserve of accounts receivable and inventories, impairment of long-lived assets, including finite-lived intangible assets, property and equipment and biological assets, useful lives of property and equipment and biological assets, and the valuation of the warrant liability and preferred stock.

RISKS OF LOSSES – The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2010 and 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS – The Company considers cash and cash equivalents to include cash on hand and deposits with banks with an original maturity of three months or less.

ACCOUNTS RECEIVABLE – The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Provision is made against accounts receivable to the extent which they are considered to be doubtful. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. Accounts receivable on the balance sheet are stated net of such provision.

INVENTORIES – Inventories comprise raw materials, work in progress, finished goods and packing materials and are stated at the lower of cost or market value. Cost is calculated using the weighted average method and includes all costs to acquire and any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenances, and depreciation expense. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.  Management compares the cost of inventory with market value and an allowance is made for writing down the inventory to its market value, if lower. Management writes off obsolete inventory when it occurs.

PROPERTY, PLANT AND EQUIPMENT –Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The estimated useful lives for significant property, plant and equipment categories are as follows:

Building and improvement	30 years

Leasehold improvement	5.5 years

Machinery, equipment and automobiles	5-10 years

CONSTRUCTION IN PROGRESS –Construction in progress represents the direct costs of new construction. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mature biological assets – Mature biological assets are recorded at cost. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the mature biological assets of 7 years using the straight-line method. The estimated residual value of biological assets is 25%. Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of income and other comprehensive income.

IMPAIRMENT OF LONG-LIVE ASSETS – The Company reviews the carrying value of long live assets, including finite-lived intangibles, property and equipment and biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded for the three months ended December 31, 2010 and 2009.

REVENUE RECOGNITION – Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company does not provide customers with rights to return merchandise.

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

ADVERTISING COSTS – Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $622,020 and $36,617 for the three months ended December 31, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE – Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

FOREIGN CURRENCY TRANSLATION – The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. As of December 31, 2010 and 2009, the exchange rate was 6.60 and 6.83 RMB per US Dollar, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS – These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

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

The carrying amounts of certain financial instruments, including cash, accounts receivable, inventory, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of December 31, 2010 and September 30, 2010 due to the relatively short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 13 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECLASSIFICATION – Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

NEW ACCOUNTING PRONOUNCEMENTS – In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this ASU and it has not had a material impact on its financial statements.

3.	ACQUISITIONS

Effective February 5, 2010, the Company, through its wholly-owned subsidiary, Tengshun Technology, completed the acquisition of 100% equity interest in Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The results of operations of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue from February 5, 2010 to June 30, 2010 have been included in the Company’s Condensed Consolidated Statement of Income and Other Comprehensive Income for the nine months ended June 30, 2010. Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, at the time of the acquisition, were engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.  Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. Mr. Honghai Zhang intends to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy, and Hulunbeier Hailaer Beixue intends to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete the Company will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

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

The following unaudited pro forma condensed combined statement of income presents the combined results of the Company’s operations with Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue as if the acquisitions had occurred on October 1, 2009:

Three Months Ended
December 31, 2009

Pro forma revenues	$14,317,739
Pro forma gross profit	$5,932,050
Pro forma net income	$2,254,625
Pro forma net income per share - basic	$0.09
Pro froma net income per share - diluted	$0.08
Pro forma weighted average shares outstanding - basic	25,812,690
Pro forma weighted average shares outstanding - diluted	26,678,829

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable are summarized as follows:

	December 31, 2010	September 30, 2010

Accounts receivable	$8,423,057	$8,256,446
Less: Allowance for doubtful accounts	173,502	171,198

Total net accounts receivable	$8,249,555	$8,085,248

5.	INVENTORIES

Inventories consist of the following:

	December 31, 2010	September 30, 2010

Raw materials	$187,995	$286,914
Work-in-progress	614,264	288,210
Finished goods	775,886	828,558
Packing materials	171,468	119,740
Total inventories	$1,749,613	$1,523,422

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2010	September 30, 2010

Building, improvements and leasehold improvements	$15,033,152	$13,123,977
Machinery	10,124,370	10,298,964
Motor vehicles	292,844	287,997
Computers and office equipment	82,616	86,275
	25,532,982	23,797,213
Less: accumulated depreciation	(4,586,139)	(4,221,323)
Total fixed assets, net	20,946,663	19,575,890
Construction in progress	26,345,824	22,701,594
	$47,292,487	$42,277,484

Depreciation expense was $306,271 and $86,371 for the three months ended December 31, 2010 and 2009, respectively. The Company expects to complete construction in progress and pay the outstanding balance of approximately $4.8 million by December 31, 2011.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31, 2010	September 30, 2010

Mature biological assets	$4,090,613	$3,564,404
Immature biological assets	166,579	123,397
	4,257,192	3,687,801
Less: accumulated depreciation	(496,344)	(392,293)
Total biological assets, net	$3,760,848	$3,295,508

Depreciation expense was $97,978 and $65,594 for the three months ended December 31, 2010 and 2009, respectively.

8.	DEPOSITS ON LAND

The Company entered into a letter of intent to purchase a land use right as a part of its effort to expand its production capacity. In June 2008, the Company made a total deposit in the amount of $75,731. The Company expects to pay the remaining contract amount of approximately $5,174,778 by September 30, 2011. The deposit will be reclassified to the intangible assets upon transfer of legal titles and the land being placed in service.  The Company does not have use of the land.

9.	INTANGIBLE ASSETS

On July 1, 2008, the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) pursuant to which the Company was granted an exclusive right for 10 years starting on July 1, 2008 to produce a powdered milk product formula specifically developed for middle-aged and elderly consumers for a total fee of RMB 5,000,000 (approximately $757,311) to be paid to CNS. During the term of the agreement, the Company is also authorized to use the name of “China Nutrition Society Development” on its packaging. As of December 31, 2010, the Company has made a first installment payment of RMB 3,000,000 (approximately $454,386) to CNS. The remaining payment is due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,781 and $18,309 for the three months ended December 31, 2010 and 2009, respectively.

On October 30, 2008, the Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children for a total fee of RMB 3,000,000 (approximately $454,386). As of December 31, 2010, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $11,268 and $10,985 for the three months ended December 31, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	INTANGIBLE ASSETS (Continued)

Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately US$3.2 million). Qinggang Mega was also obligated to pay a one-time relocation fee in the amount of RMB 2.0 million (approximately US$0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation fee costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $35,102 and $34,220 for the three months ended December 31, 2010 and 2009, respectively.

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

Net intangible assets were as follows:

	December 31, 2010	September 30, 2010
Land use right	$6,237,918	$6,157,895
Customer list	4,670,695	4,670,695
Formula technology	1,211,697	1,195,607
	12,120,310	12,024,197
Less: accumulated amortization	(2,050,407)	(1,584,066)

	$10,069,902	$10,440,131

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Land use right	194,174	194,174	194,174	194,174	194,174	4,901,282	5,872,153
Customer list	1,556,898	1,556,898	129,742	-	-	-	3,243,538
Formula technology	120,197	120,197	120,197	120,197	120,197	353,226	954,211
Total	$1,871,270	$1,871,270	$444,113	$314,371	$314,371	$5,254,508	$10,069,902

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	RELATED PARTY TRANSACTIONS

Qinggang Mega and Hulunbeier Mega operate the Company’s own dairy farm and sells fresh milk to Harbin Rodobo and Hulunbeier Hailaer Beixue, respectively (refer to note 18 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of December 31, 2010, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB $8.1 million (approximately US$1.2 million). These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $1,491,616 as of December 31, 2010 and September 30, 2010, respectively. The Company expects to pay the balance by September 30, 2011.

11.	SHORT-TERM LOANS

In conjunction with the acquisition of Hulunbeier Hailaer Beixue, the Company assumed the short-term loans of the acquired company. As of December 31, 2010, the Company had a total of $1,401,025 in short-term loans, including the followings:

Lender	Term		Annual Interest rate	Amount

Jie Qiu - related party	2010.2.25	Due on demand	10.1%	567,983
Xinghai Credit Union	2010.12.30	2011.12.29	9.7%	833,042
Total				$1,401,025

The $567,983 loan was borrowed from Jie Qiu, a related party, who borrowed from the bank on behalf of Hulunbeier Hailaer Beixue. The Company is responsible for the payments of interests and principals and the loan is due on demand. Hulunbeier Hailaer Beixue’s building with a total estimate fair value of RMB 5,360,000 (approximately US$811,837) is used as collateral for the $567,983 loan.

Hulunbeier Hailaer Beixue’s office building, plant and land with a total estimate fair value of RMB 11,308,500 (approximately US$1,712,810) are used as collateral for the $833,042 loan with Xinhai Credit Union.

Interest expenses were $162,423 and zero for the three months ended December 31, 2010 and 2009, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to be vested once a year over a period of two or three years. The fair value of the awards is measured based on the grant date stock price of $3.25 per share with an aggregate amount of $3,315,000. The amortization of share-based compensation expense was $281,667 for the three months ended December 31, 2010 and 2009, respectively.

As annual compensation for the independent directors’ services to the Company, the Company issued 10,000 shares of its common stock to Zhiqiang E on November 16, 2009, 15,000 shares to Jie Li on December 3, 2009, and 15,000 shares to James Hu on December 3, 2009.  The fair value of the awards is measured based on the grant date stock price at $3.52 per share with an aggregate amount of $140,800.  The related amortization of share-based compensation expense was $22,000 and $13,200 for the three months ended December 31, 2010 and 2009, respectively.

A summary of the status of the Company’s unearned stock compensation as of December 31, 2010 and changes for the three months ended December 31, 2010 is presented below:

Unearned stock compensation as of October 1, 2010	$1,928,666
Unearned stock compensation granted	-
Compensation expenses recorded in the statement of operations
with a credit to additional paid-in capital	(303,667)
Unearned stock compensation as of December 31, 2010	$1,624,999

13.	WARRANTS

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	WARRANTS (Continued)

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

The warrants issued in connection with a private placement on June 17, 2010 do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility at 83% at December 31, 2010, risk free interest rate (no dividend yield) of 2.01% on December 31, 2010, and expected term of 4.6 years on December 31, 2010. The fair value of those warrants was calculated at $896,198 on December 31, 2010. The change in fair value of warrants is recorded as other income/expense.

The following is a summary of the status of warrant activities as of December 31, 2010:

	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercise Price	Life in years
Outstanding, September 30, 2010	1,985,859	$2.20	2.89
Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2010	1,985,859	$2.20	2.64

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	EARNINGS PER SHARE

The following table sets forth the earnings per share calculation:

	For the Three Months Ended December 31,
	2010	2009
Basic earnings per share

Net Income	$4,077,167	$2,262,381

Weighted average number of common shares outstanding-Basic	27,330,393	15,212,690

Earnings per share-Basic	$0.15	$0.15

Diluted earnings per share

Net Income	$4,077,167	$2,262,381

Weighted average number of common shares outstanding-Basic	27,330,393	15,212,690
Effect of dilutive warrants	295,881	681,818
Effect of dilutive securities - uninvested shares	-	184,321
Weighted average number of common shares outstanding-Diluted	27,626,274	16,078,829

Earnings per share-Diluted	$0.15	$0.14

As of December 31, 2010 and 2009, the Company had unvested stock awards of 673,333 and 1,020,000 shares, respectively. All unvested stock awards were included in the diluted earnings per share calculation as of December 31, 2009. 673,333 unvested stock awards were excluded from the diluted earnings per share calculation as of December 31, 2010 due to being out of the money. 2,000,000 shares of preferred stock were excluded from the diluted earnings per share calculation due to no conversion rights as of December 31, 2010.

The Company has outstanding warrants to acquire 1,363,637 shares of common stock. These warrants are included in diluted weighted average shares calculation for the three months ended December 31, 2010 and 2009 using the treasury stock method. The warrants issued in connection with the private placement on June 17, 2010 to acquire 622,222 shares of common stock are out of the money as of December 31, 2010 and therefore are not included in diluted weighted average shares calculation.

15.	TAXATION

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	TAXATION (Continued)

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and expired on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for the agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009 but has been extended for another four years.

The estimated tax savings for the three months ended December 31, 2010 and 2009 amounted to $1,019,292 and $565,595, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.15 to $0.11 for the three months ended December 31, 2010 and $0.15 to $0.11 for the three months ended December 31, 2009.

16.	CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $5,587,274 and $5,163,789 as of December 31, 2010 and September 30, 2010, respectively.

There were no major customers with individual sales over 10% of total net revenue for the three months ended December 31, 2010. There was only one major customer (Jiamusi Baijiade) for the three months ended December 31, 2009. Sales from Jiamusi Baijiade were $1,132,650 (11% of total net revenue) for the three months ended December 31, 2009. Accounts receivable due from Jiamusi Baijiade was zero as of December 31, 2009.

17.	COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd.. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately US$151,462) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately US$90,877), payable in two installments each year. The amendments were entered into with Yuhui Wu and Zhongchang Wu, the individual owners of Jinniu who now own the leased property. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately US$60,585) for improvements or betterment to the leased facility when the new lease term became effective.

18.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker has been identified as the Chief Executive Officer.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18.	SEGMENT INFORMATION (Continued)

The Company operates in two reportable segments: dairy products and dairy farm. The dairy products segment produces and sells dairy products, including powered milk products for infants, children, middle-aged and the elderly. The dairy products segment includes the operation of Harbin Rodobo, Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The dairy farm segment operates the Company’s own dairy farm through the operation of Qinggang Mega and Hulunbeier Mega and provides milk to its dairy products segment. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

The segment information for the reportable segments for the three months ended December 31, 2010 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hulunbeier Hailaer Beixue	Others	Qinggang Mega	Hulunbeier Mega	Corporate	Segment Total	Inter-segment Elimination	Consolidated Total
Net sales	15,059,684	12,752,226	-	1,586,916	174,447	-	29,573,273	(3,986,813)	25,586,460
Interest expenses	-	162,423	-	-	-	-	162,423	-	162,423
Depreciation and amortization	84,503	636,474	-	137,614	4,131	-	862,721	-	862,721
Segment net income (loss) before tax	3,067,503	264,452	(259)	729,275	61,409	55,944	4,178,324	(101,157)	4,077,167
Segment assets	41,283,316	40,833,065	13,587,371	19,024,092	571,206	9,171,562	124,470,612	(46,800,157)	77,670,455

The segment information for the reportable segments for the three months ended December 31, 2009 is as follows:

	Dairy Products	Dairy Farm		Segment	Inter-segment	Consolidated
	Harbin Rodobo	Qinggang Mega	Corporate	Total	Elimination	Total
	US$	US$	US$		US$	US$
Net sales	10,075,445	1,048,766	-	11,124,211	(1,048,766)	10,075,445
Depreciation and amortization	215,479	-	-	215,479	-	215,479
Segment net income (loss) before tax	2,043,769	443,831	(491,871)	1,995,729	266,653	2,262,381
Segment assets	24,148,078	16,376,816	6,490,926	47,015,821	(19,997,706)	27,018,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of Rodobo International, Inc. for the three months ended December 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

On September 30, 2008, our predecessor, Navstar, entered into a Merger Agreement with Navstar’s wholly owned acquisition subsidiary,  Rodobo Merger Sub, Cayman Mega and the sole shareholder of Cayman Mega.   Pursuant to the Merger Agreement, Rodobo Merger Sub acquired all of the ownership interest in Cayman Mega and then merged with and into Navstar (the “Merger”).  In exchange for Navstar obtaining all of the issued and outstanding capital stock of Cayman Mega, the then sole shareholder of Cayman Mega received shares of Common Stock and shares of convertible preferred stock in Navstar, which upon conversion of the preferred stock into Common Stock, was equal to approximately 93% of the issued and outstanding shares of Common Stock of Navstar.   Following the Merger and Navstar’s acquiring ownership of Cayman Mega, Cayman Mega continued to own and control its existing subsidiaries, including Harbin Rodobo.  Concurrent with the Merger, Navstar changed its name to “Rodobo International, Inc.”, adopting the existing name of our Company.

Effective on November 12, 2008, we affected a reverse stock split of our then outstanding Common Stock on a ratio of 37.4 to 1 and, effective on April 2, 2009, we increased our authorized capital stock from 16,604,278 shares, consisting of 1,604,278 shares of Common Stock and 15,000,000 shares of Preferred Stock, to 230,000,000 shares of authorized capital stock, consisting of 200,000,000 shares of Common Stock, and 30,000,000 shares of Preferred Stock.

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

In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of December 31, 2010, we have 2,515 cows providing 30 tons of raw milk per day to our Company for further processing.

On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

On February 5, 2010, through our wholly-owned subsidiary Tengshun Technology, we entered into agreements and acquired  Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his equity interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology or its designee. To complete the Hulunbeier Hailaer Beixue acquisition transfer process, in addition to such equity interest transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interests in Hulunbeier Hailaer Beixue Dairy, an unrelated PRC limited liability company owned by Mr. Honghai Zhang, and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process and requesting the approval thereof by the AIC.  We expect this conversion and approval process to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Three Months Ended December 31,				Change
	2010	% of sales	2009	% of sales	$	%

Net sales	$ 25,586,460	100.0%	$ 10,075,445	100.0%	$ 15,511,015	153.9%
Cost of goods sold	15,800,227	61.8%	4,780,299	47.4%	11,019,928	230.5%

Gross profit	9,786,234	38.2%	5,295,146	52.6%	4,491,088	84.8%

Operating expenses:
Distribution expenses	5,297,611	20.7%	2,586,173	25.7%	2,711,438	104.8%
General and administrative expenses	832,318	3.3%	722,880	7.2%	109,438	15.1%

Total operating expenses	6,129,929	24.0%	3,309,053	32.8%	2,820,876	85.2%

Operating income	3,656,305	14.3%	1,986,093	19.7%	1,670,212	84.1%

Subsidy income	-	0.0%	273,897	2.7%	(273,897)	-100.0%
Interest expenses	(162,423)	-0.6%	-	0.0%	(162,423)	n/a
Change in fair value of warrants	518,118	2.0%	-	0.0%	518,118	n/a
Other income (expenses)	65,168	0.3%	2,390	0.0%	62,778	2626.7%

Income before income taxes	4,077,167	15.9%	2,262,381	22.5%	1,814,786	80.2%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$ 4,077,167	15.9%	$ 2,262,381	22.5%	$ 1,814,786	80.2%

Other comprehensive income:
Foreign currency translation adjustment	893,748	3.5%	(2,184)	0.0%	895,932	-41022.5%

Comprehensive income	$ 4,970,915	19.4%	$ 2,260,197	22.4%	$ 2,710,718	119.9%

Net Sales:

Net sales for the three months ended December 31, 2010 were $25.6 million, an increase of approximately $15.5 million or 153.9%, compared to net sales for the three months ended December 31, 2009. This increase primarily resulted from the contribution from Hulunbeier Hailaer Beixue, acquired on February 5, 2010. Hulunbeier Hailaer Beixue contributed $10.5 million sales for the three months ended December 31, 2010. We also increased the selling price of whole milk powder products produced by Hulunbeier Hailaer Beixue after the acquisition. We continued our efforts to develop distribution networks and expand the market areas in the 9 provinces in which we currently sell products.

In the three months ended December 31, 2010, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 43.7%, 14.1% and 42.2% of total sales, respectively.

Cost of Goods Sold:

Cost of goods sold increased approximately $11.0 million, or 230.5% from $4.8 million for the three months ended December 31, 2009 to $15.8 million for the three months ended December 31, 2010. This increase was primarily attributable to the increase in sales, the increase in cost of raw materials and recent acquisitions of lower margin businesses.

Gross Profit:

Our gross profit increased approximately $4.5 million for the three months ended December 31, 2010, an increase of 84.8% compared to the gross profit for the three months ended December 31, 2009. The overall gross profit margin decreased from 52.6% for the three months ended December 31, 2009 to 38.2% for the three months ended December 31, 2010.

Our overall gross profit margin was diluted due to the recent acquisition of lower-margin business. Hulunbeier Hailaer Beixue has a gross margin of 8.4% for the three months ended December 31, 2010. Excluding the margin dilution impact of the acquisition, gross profit margin actually improved from 52.6% for the three months ended December 31, 2009 to 59.1% for the three months ended December 31, 2010, primarily driven by the gross margin improvement for middle-aged and elderly formula from 46.9% in the three months ended December 31, 2009 to 51.7% in the three months ended December 31, 2010. Sales from middle-aged and elderly formula accounted for approximately 24.0% of total sales (excluding sales from Hulunbeier Hailaer Beixue) in the three months ended December 31, 2010 compared to 4.6% a year ago.

Operating expenses:

Operating expenses for the three months ended December 31, 2010 were $6.1 million, an increase of approximately $2.8 million or 85.2% from to the three months ended December 31, 2009. Operating expenses as a percentage of net sales decreased from 32.8% in the three months ended December 31, 2009 to 24.0% in the three months ended December 31, 2010. The decrease of the operating expenses as a percentage of net sales was primarily due to less operating expenses, especially few distribution expenses expended by Hulunbeier Hailaer Beixue as its whole milk powder products are sold directly to end users’ processing plants.

Distribution expenses increased by approximately $2.7 million, an increase of 104.8% for the three months ended December 31, 2010, compared with the figure for the three months ended December 31, 2009, mainly due to an increase of $1.4 million in distribution expense reimbursements as a result of sales increases and market expansion and an increase of $0.6 million in advertising expenses. The increase was also attributed to $0.4 million amortization of the customer list that we acquired in connection with the acquisitions we made on February 5, 2010.

Overall, due to the increase in net sales offsetting the increase in operating expenses, we recorded an 84.1% increase (approximately $1.7 million) in income from operations in the three months ended December 31, 2010 compared with the three months ended December 31, 2009.

Income Tax:

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and expired on December 31, 2010. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009 but has been extended for another four years. The estimated tax savings for the three months ended December 31, 2010 and 2009 amounted to $1,019,292 and $565,595, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.15 to $0.11 for the three months ended December 31, 2010 and $0.15 to $0.11 for the three months ended December 31, 2009.

Net Income:

We achieved $4.1 million of net income for the three months ended December 31, 2010, an increase of $1.8 million (approximately 80.2%) compared with $2.3 million for the three months ended December 31, 2009. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. The increase in net income was also attributable to a $0.5 million of change in fair value of warrants in the three months ended December 31, 2010.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended December 31, 2010 were $0.9 million compared to negative $0.002 million for the three months ended December 31, 2009. The exchange rate was 6.60 RMB per US Dollar at December 31, 2010 versus 6.83 RMB per US Dollar at December 31, 2009.

Loans from Related Parties:

During the normal course of the business, we, from time to time, temporarily borrow money from our principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. We had shareholder loans in the amount of $1,185,062 and $1,491,616 as of December 31, 2010 and September 30, 2010, respectively. We expect to pay the balance by September 30, 2011.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31,
	2010	2009

Net cash provided by operating activities	5,740,795	2,546,240

Net cash used in investing activities	(5,245,986)	(1,309,973)

Net cash used in financing activities	(142,914)	-

Effect of exchange rate changes on cash and cash equivalents	71,590	(109)

Net increase in cash and cash equivalents	423,485	1,236,159

Cash and cash equivalents, beginning of period	5,163,789	1,640,259

Cash and cash equivalents, end of period	$5,587,274	$2,876,418

Our cash balance increased by $0.4 million to $5.6 million on December 31, 2010, as compared to $5.2 million on September 30, 2010. The increase was mainly attributable to net cash provided by operating activities of $5.7 million, net cash used in investing activities of $5.2 million and net cash used in financing activities of $0.1 million in the three months ended December 31, 2010.

Net Cash Provided by Operating Activities

We usually finance our operations from funds generated by operating activities. For the three months ended December 31, 2010, we generated approximately $5.7 million in cash from operating activities, compared with $2.5 million cash provided by operating activities for the three months ended December 31, 2009. The increase in net cash provided by operating activities was primarily attributable to $4.1 million of net income, an increase in accounts payable and other payable of $0.9 million, an increase in advance from customers of $0.3 million, a decrease in advances to suppliers of $0.1 million, offset by an increase in inventory of $0.2 million and a decrease in accrued expenses of $0.1 million.

Net Cash Used in Investing Activities

For the three months ended December 31, 2010, we used $5.2 million in cash from investing activities, compared with $1.3 million for the three months ended December 31, 2009. The increase in cash used in investing activities was primarily due to $1.4 million of cash used for purchase of fixed assets, $3.3 million of cash used for construction in progress and $0.5 million of cash used for purchase of mature biological assets compared to $0.3 million of cash used for purchase of fixed assets and $0.6 million of cash used for construction in progress.

Net Cash Used in Financing Activities

For the three months ended December 31, 2010, we used $0.1 million from financing activities, compared with zero in cash used in financing activities for the three months ended December 31, 2009. During the three months ended December 31, 2010, we received $0.8 million from short-term loans, and repaid $0.6 million to short-term loans and $0.3 million to related party loans.

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

Critical Accounting Policy and Estimates

In preparing the unaudited condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth in Note 2 is the summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Also in connection with the Transaction and pursuant to a registration rights agreement we entered into with each of the Purchasers  (the “Registration Rights Agreement”), we filed a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering the Shares and the shares our Common Stock issuable upon exercise of the Warrants and the Placement Warrants on July 16, 2010, which was declared effective by the Securities and Exchange Commission on July 27, 2010.  We are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the descriptions of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal period ended September 30, 2010. The following factors should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I—Note Regarding Forward Looking Statements.”

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history, having commenced operations in 2002. We grew to our present size in 2008 following our acquisition of Cayman Mega and our acquisition of Ewenkeqi Beixue, Hulunbeier Beixue, and Hulunbeier Hailaer Beixue in 2010.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets in the PRC. Some of these risks and uncertainties relate to our ability to:

▪	offer new products to attract and retain a larger customer base;

▪	attract additional customers and increase spending per customer;

▪	increase awareness of our brand and continue to develop customer loyalty;

▪	respond to competitive market conditions;

▪	respond to changes in our regulatory environment;

▪	manage risks associated with intellectual property rights;

▪	maintain effective control of our costs and expenses;

▪	raise sufficient capital to sustain and expand our business; and

▪	attract, retain and motivate qualified personnel.

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

Any quality problems associated with the milk powder produced by these suppliers would also affect our products’ quality and lead to negative publicity against us, adversely affect our reputation and brand, and cause a decrease in sales of our products and a loss of market share.

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

▪
seasonal/ climate factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather/ climate and extended unseasonably cold or hot weather could lead to lower than expected production;

▪
environmental factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, and, therefore, if environmental factors cause the quality of nourishment to decline, milk production could decline and we may have difficulty finding sufficient raw milk; and

▪
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

Most of our finished products have an average shelf life of 18 to 24 months. Our raw materials, excluding raw milk, have an average shelf life of 12 months. Our inventory levels are based, in part, on our expectations regarding future sales. While we do not currently maintain large inventory levels for long periods, we may in future periods experience inventory buildup if our sales decrease for any reason. Any significant shortfall in sales may result in higher inventory levels of raw materials and finished products than we require, thereby increasing our risk of inventory spoilage and corresponding inventory write-downs and write-offs, which may materially and adversely affect our results of operations.

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

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Except for some automobile insurance and personal injury insurance, we and our subsidiaries do not carry enough property insurance, general liability insurance or product liability insurance to cover the full risks of our business operations. We have directors and officers insurance, but we do not have other insurance, such as product liability, business liability or disruption insurance coverage for our operations in the PRC. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property.

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

▪
the availability of additional funding to expand our production capacity, build new processing and packaging facilities, make additional investments in our subsidiaries, acquire additional businesses or production facilities, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

▪	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;

▪	failure to maintain high quality control standards;

▪	global or local shortage of raw materials, such as raw milk or whey protein powder;

▪	our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

▪	diversion of significant management attention and other resources; and

▪	failure to execute our expansion plan effectively.

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

If we acquire other companies in the future, we could face the following risks:

▪	difficulty in assimilating the target company’s personnel, operations, products, services and technology into our operations;

▪	the presence of unforeseen or unrecorded liabilities;

▪	entry into unfamiliar markets;

▪	inability to generate sufficient revenues to offset acquisition costs; and

▪	tax and accounting issues.

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

In the past we have obtained loans and sold Common Stock or other securities to raise additional capital. Our business requires significant capital and although we believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue.  If cash from available sources is insufficient or unavailable due to restrictive equity or credit markets, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

▪	investors’ perceptions of, and demand for, companies in our industry;

▪	investors’ perceptions of, and demand for, companies operating in China;

▪	conditions in the U.S. and other capital markets in which we may seek to raise funds;

▪	our future results of operations, financial condition and cash flow;

▪	governmental regulation of foreign investment in companies in particular countries;

▪	economic, political and other conditions in the United States, China, and other countries; and

▪	governmental policies relating to foreign currency borrowings.

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

Prior to our merger in September 2008, as described in more detail in the “Overview” section below, our management had never operated a public company. As a public company with substantial operations, our legal, accounting and other expenses have increased. Preparing and filing annual and quarterly reports, and other reports and information with the Securities and Exchange Commission, or the SEC, and furnishing audited reports to stockholders is time-consuming and costly.

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

Risks Relating to Our Corporate Structure

Our corporate structure, in particular our variable interest entity arrangements (the “VIE Arrangements”), are subject to significant risks, as set forth in the following risk factors. After the consummation of our Merger in September 2008, we became a holding company with no material assets other than our direct and indirect ownership of equity interests in our subsidiaries.  Currently, all our operations are conducted through our wholly owned subsidiary Harbin Rodobo and through Qinggang Mega, with which we have a VIE Arrangement.  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in their operations.

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

We have a short term related party loan which, as of December 31, 2010, had a principal amount of $1,185,062 outstanding and is payable on demand.  However, in China it is customary practice for borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

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

The acquisitions of the Beixue Group companies also required the approval of the AIC, in the PRC which reviewed and approved the acquisition of Ewenkeqi Beixue and Hulunbeier Beixue, and completed equity governmental registration by issuance of a new business license to each of Ewenkeqi Beixue and Hulunbeier Beixue on March 2, 2010. During the review of such acquisitions, we did not inform the AIC of the equity consideration component of the purchase price paid to the selling shareholders’ designees. Under PRC law, the use of equity consideration of certain foreign entities in acquiring a domestic PRC entity is permitted; however, equity securities of a public company trading on the OTC Bulletin Board, or OTCBB is not a recognized form of consideration permitted by the AIC in the context of an acquisition of a domestic Chinese company by a foreign investor. In addition, such equity consideration was issued outside of the PRC to the three British Virgin Island companies.  As such, Tengshun Technology disclosed only the cash consideration payments paid to acquire Ewenkeqi Beixue and Hulunbeier Beixue at the time of filing the application with the AIC relating to such acquisitions. If the PRC authorities take the view that  we should have reported the equity consideration paid outside of PRC territory to the shareholders of the Beixue Group, instead of only the cash consideration we did report because the PRC regulations do not recognize such equity consideration paid by an OTCBB company as valid consideration, then we may be fined or penalized, in an amount up to up to RMB500,000 (approximately $75,000).

We also have not yet obtained AIC approval of our acquisition of Hulunbeier Hailaer Beixue and will not seek to obtain such approval until we are prepared to complete the entity conversion process to effect the acquisition.   We do not believe that AIC will approve the transfer of the equity interest in  Hulunbeier Hailaer Beixue from Mr. Honghai Zhang to Tengshun Technology at this time because Tengshun Technology cannot be the owner of a sole proprietary enterprise under PRC law. As such, to complete the entity conversion process, we are currently making efforts to (i) cause Mr. Honghai Zhang to transfer to Tengshun Technology all of his interests and ownership in Hulunbeier Hailaer Beixue Dairy, (ii) cause Hulunbeier Hailaer Beixue to transfer its assets to Hulunbeier Hailaer Beixue Dairy, (iii) thereafter deregister Hulunbeier Hailaer Beixue, and (iv) obtain any requisite AIC approval of such actions.  We expect this entity conversion process to be completed by the end of March 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Although we believe AIC will approve of the Hulunbeier Hailaer Beixue acquisition, no assurance can be given that it will be so approved.

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

In April 2009, the State Administration of Taxation (“SAT”) issued a new circular to clarify the criteria for recognizing the resident enterprise status for Chinese controlled foreign companies.  According to the Circular Regarding the Determination Criteria on Chinese Controlled Offshore Companies as Resident Enterprises (Circular Guoshuifa 2009 No. 82), if a foreign company simultaneously satisfies the following four criteria:

▪	It constitutes a Chinese controlled foreign company and shall be deemed to be a PRC resident enterprise.

▪
The premises where the senior management and the senior management bodies responsible for the routine    production and business management of the enterprise perform their functions are mainly located within China.

▪
The financial decisions (including, borrowing, lending, financing, financial risk management, etc.) and the personnel decisions (for example, appointment, dismissal, remuneration, etc.) of the enterprise are made by the bodies or persons within China or are subject to the approval of the bodies or persons within China.

▪
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

Because our principal assets are located outside of the United States and all of our directors and our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

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

Risks Related to an Investment in our Common Stock

Our Common Stock have historically been thinly traded and you may be unable to sell at or near asking prices or at all if you desire to sell your shares.

We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained. Our Common Stock is currently quoted on the OTCBB, where they have historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained.

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

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our Common Stock have historically been sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are considered a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our Common Stock:  actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain their current market prices, or as to what effect the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

Volatility in the market price of our Common Stock may subject us to securities litigation.

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

As of the date of this Quarterly Report, our directors, officers and their affiliated entities own or have the beneficial ownership right to approximately 44.2% of our outstanding Common Stock, and have approximately 61.0% of our voting power.  These stockholders, acting individually or as a group, could exert substantial influence over matters, such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our Board of Directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have proposals approved that are not supported by management.  There can be no assurances that matters voted upon by our officers and directors, and their affiliated entities, in their capacity as stockholders will be viewed favorably by all stockholders of our Company.

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

Item 6.     Exhibits.

(a)  Exhibits
Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rodobo International, Inc.

By:	/s/ Yanbin Wang
Yanbin Wang Chief Executive Officer (Principal Executive Officer) Dated: February 14, 2011

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: February 14, 2011