Form 10-Q
period 2011-03-31
Rodobo International Inc
filed 2011-05-16
CIK 1177274

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _____________

Commission file number 000-50340

RODOBO INTERNATIONAL, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2980786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Changjiang Road, Nangang District Harbin, PRC	150001
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,273,266 shares of common stock outstanding as of May 12, 2011.

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms “we,” “our,” “us” and the “Company” refer collectively to (i) Rodobo International, Inc., a Nevada corporation (“Rodobo”) formerly known as Navstar Media Holdings, Inc. (“Navstar”), (ii) Mega Profit Limited (“Cayman Mega”), a wholly-owned subsidiary of Rodobo and a Cayman Islands company, (iii) Harbin Mega Profit Enterprise Management & Consultation Co., Ltd. (“Harbin Mega”), a wholly-owned subsidiary of Cayman Mega and a wholly foreign-owned entity (“WFOE”) incorporated under the laws of the People’s Republic of China ( “PRC” or “China”), (iv) Harbin Rodobo Dairy Co., Ltd. (“Harbin Rodobo”), a wholly-owned subsidiary of Cayman Mega and a WFOE incorporated under the laws of PRC, (v) Harbin Tengshun Technical Development Co., Ltd (“Tengshun Technology”), a PRC company and a wholly-owned subsidiary of  Harbin Mega, and (vi) Qinggang Mega Profit Agriculture Co, Ltd. (“Qinggang Mega”), a PRC company and a variable interest entity (“VIE”) which we control through the contractual arrangement (“VIE Arrangement”) between Qinggang Mega and Harbin Mega. In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. References to “yuan”, “renminbi” or “RMB” are to the Chinese yuan, which is also known as the renminbi.

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

   ii

PART I
Item 1.           Financial Statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$5,540,856	$5,163,789
Accounts receivable, net	8,437,636	8,085,248
Inventories	3,169,944	1,523,422
Prepaid expenses	462,898	114,215
Advances to suppliers	690,001	969,369

Total current assets	18,301,335	15,856,043

Property, plant and equipment:
Fixed assets, net of accumulated depreciation	22,330,472	19,575,890
Construction in progress	26,449,165	22,701,594

Total property, plant and equipment, net	48,779,637	42,277,484

Biological assets, net	5,233,739	3,295,508

Other assets:
Deposits on land	76,352	74,726
Intangible assets, net	9,664,585	10,440,131

Total other assets	9,740,937	10,514,857

Total Assets	$82,055,648	$71,943,892

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$1,717,924	$1,218,025
Accounts payable	2,856,381	1,457,624
Other payable	141,905	723,015
Accrued expenses	434,183	588,011
Advance from customers	30,541	-
Due to related parties	1,185,062	1,491,616

Total current liabilities	6,365,996	5,478,291

Warrant liability	638,176	1,414,316

Series A preferred stock, $0.0001 par value, 30,000,000 shares authorized, 2,000,000
shares issued and outstanding as of March 31, 2011 and September 30, 2010	4,100,000	4,100,000

Stockholders' equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 28,008,600 and 28,003,726 shares
issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	2,801	2,800
Additional paid in capital	30,941,948	30,344,724
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	35,514,538	27,588,952
Accumulated other comprehensive income	3,570,401	2,093,022

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2011	2010	2011	2010

Net sales	$25,623,364	$15,330,579	$51,209,824	$25,406,025
Cost of goods sold	15,885,295	9,324,276	31,685,522	14,104,575

Gross profit	9,738,069	6,006,303	19,524,302	11,301,450

Operating expenses:
Distribution expenses	5,215,578	2,846,944	10,513,189	5,433,116
General and administrative expenses	886,280	980,105	1,718,598	1,702,986

Total operating expenses	6,101,859	3,827,049	12,231,787	7,136,102

Operating income	3,636,210	2,179,254	7,292,515	4,165,348

Subsidy income	-	-	-	273,897
Gain on bargain purchase	-	1,677,020	-	1,677,020
Interest expenses	(53,415)	(25,563)	(215,838)	(25,563)
Change in fair value of warrants	258,023	-	776,140	-
Other income	7,601	20,499	72,769	22,889

Income before income taxes	3,848,419	3,851,210	7,925,586	6,113,591

Provision for income taxes	-	-	-	-

Net income	$3,848,419	$3,851,210	$7,925,586	$6,113,591

Other comprehensive income:
Foreign currency translation adjustment	583,631	9,230	1,477,379	7,046

Comprehensive income	$4,432,051	$3,860,440	$9,402,965	$6,120,637

Earnings per share
Basic	$0.14	$0.18	$0.29	$0.34
Diluted	$0.14	$0.18	$0.29	$0.32

Weighted average shares outstanding
Basic	27,331,855	21,043,725	27,331,116	18,096,169
Diluted	27,845,391	21,731,834	27,795,225	18,907,912

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$7,925,586	$6,113,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,769,927	1,215,529
Stock-based compensation	597,226	696,809
Gain on bargain purchase	-	(1,677,020)
Change in fair value of warrants	(776,140)	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable, net	(128,933)	(2,664,291)
Inventories	(1,594,252)	742,046
Prepaid expenses	(397,275)	(26,289)
Advances to suppliers	297,313	1,500,731
Increase (decrease) in -
Accounts payable and other payable	724,228	1,504,910
Accrued expenses	(110,961)	(500,152)
Advance from customers	30,220	(570,447)

Net cash provided by operating activities	8,336,939	6,335,417

Cash flows from investing activities
Purchase of fixed assets	(352,318)	(394,212)
Cash used for construction in progress	(5,833,198)	(2,614,419)
Purchase of mature biological assets	(2,058,757)	-
Cash acquired in acquisitions, net of cash paid	-	1,055,994
Collection of loan to others	-	732,300
Collection of loan to shareholders	-	923,627

Net cash used in investing activities	(8,244,274)	(296,710)

Cash flows from financing activities
Proceeds from short-term loans	1,133,247	549,237
Repayment of short-term loans	(664,838)	-
Repayment of related party loans	(309,935)	(1,933,667)

Net cash provided by (used in) financing activities	158,474	(1,384,430)

Effect of exchange rate changes on cash and cash equivalents	125,927	1,226

Net increase in cash and cash equivalents	377,066	4,655,502

Cash and cash equivalents, beginning of period	5,163,790	1,640,259

Cash and cash equivalents, end of period	$5,540,856	$6,295,761

Supplemental disclosures of cash flow information:

Interest paid	$14,669	$30,297
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$11,893	$225,876
Common stock issued for business acquisition	$-	$23,850,000
Preferred stock issued for business acquisition	$-	$4,100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

On February 5, 2010, through Tengshun Technology, the Company acquired 100% of the equity interest in Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”), Ewenkeqi Beixue Dairy Co., Ltd. (“Ewenkeqi Beixue”), and Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”) (“Acquisitions”). Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue are three PRC companies that are engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products and were established under the laws of the PRC on February 4, 2002, April 27, 2005 and March 26, 2007, respectively. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology. To complete the Hulunbeier Hailaer Beixue acquisition process, in addition to such equity transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., a PRC limited liability company owned by Mr. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy. Once the foregoing transfers have taken place, Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by the end of May 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete, the Company will file a registration of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC. The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been registered by the AIC.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 21, 2010, Hulunbeier Hailaer Mega Profit Agriculture Co., Ltd. (“Hulunbeier Mega”) was incorporated under the PRC laws to engage in dairy farming. Hulunbeier Mega is a wholly owned subsidiary of Tengshun Technology.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with the Company’s 2010 Form 10-K for the year ended September 30, 2010.

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

RISKS OF LOSSES - The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2011 and 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

INVENTORIES - Inventories comprise of raw materials, work in progress, finished goods and packing materials and are stated at the lower of cost or market value. Cost is calculated using the weighted average method and includes all costs to acquire and any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenances, and depreciation expense. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.  Management compares the cost of inventory with market value and an allowance is made for writing down the inventory to its market value, if lower. Management writes off obsolete inventory when it occurs.

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

CONSTRUCTION IN PROGRESS - Construction in progress represents the direct costs of construction or acquisition. Upon completion and readiness for use of the assets, capitalization of these costs ceases and the cost of construction in progress is transferred to fixed assets. No depreciation is provided until the project is completed and the assets are ready for intended use.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BIOLOGICAL ASSETS

Immature biological assets - Biological assets consist of dairy cows held in the Company’s pastures for milking purposes. Immature biological assets are recorded at cost, including acquisition costs and feeding costs, incurred in bringing the asset to its intended productive state. Once the asset reaches productive state, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

Mature biological assets - Mature biological assets are recorded at cost. When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the mature biological assets of 7 years using the straight-line method. The estimated residual value of biological assets is 25%. Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the Consolidated Statements of Income and Comprehensive Income.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the carrying value of long-lived assets, including finite-lived intangibles, property and equipment and biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There were no impairments recorded for the three and six months ended March 31, 2011 and 2010.

REVENUE RECOGNITION - Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company does not provide customers with rights to return merchandise.

The Company’s products are sold primarily through two sources: formulated powdered milk products are sold through distributors throughout China, and bulk powdered milk products are sold directly to other packaging plants. Generally, formulated powdered milk products are delivered upon receipt of payments from distributors and revenue is recognized upon delivery of products. For some distributors with a good credit history, the Company also provides credit sales with a 90-day terms. For bulk powdered milk products, all deliveries are made upon receipt of payments from end users and revenue is recognized upon delivery of products.

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $211,539 and $0 for the three months ended March 31, 2011 and 2010, respectively, and totaled $833,559 and $36,617 for the six months ended March 31, 2011 and 2010, respectively.

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

FOREIGN CURRENCY TRANSLATION - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. As of March 31, 2011 and September 30, 2010, the exchange rate was 6.55 and 6.69 RMB per US Dollar, respectively.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of March 31, 2011 and September 30, 2010 due to the relatively short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 13 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS - We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

3.	ACQUISITIONS

Effective February 5, 2010, the Company, through its wholly-owned subsidiary, Tengshun Technology, completed the acquisition of 100% of the equity interest in Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The results of operations of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue from February 5, 2010 to March 31, 2010 have been included in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended March 31, 2010. Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, at the time of the acquisition, were engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.  Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. Mr. Honghai Zhang intends to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy, and Hulunbeier Hailaer Beixue intends to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by the end of May 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete the Company will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	ACQUISITIONS (Continued)

In connection with the acquisitions, Mr. Yanbin Wang and the unaffiliated third-party also entered into Incentive Option Agreements pursuant to which Mr. Yanbin Wang has the right to receive all outstanding equity interest in Fortune Fame International Limited for nominal consideration over a three year period.

The acquisition was accounted for under the purchase accounting method. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Consolidated Statement of Income and Comprehensive Income for the three and six months ended March 31, 2010.

The following unaudited pro forma condensed combined statement of income presents the combined results of the Company’s operations with Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue as if the acquisitions had occurred on October 1, 2009:

	For the Three Months Ended	For the Six Months Ended
	March 31, 2010	March 31, 2010

Pro forma revenues	$15,690,306	$30,008,045
Pro forma gross profit	$6,095,190	$12,027,240
Pro forma net income	$2,960,307	$5,214,931
Pro forma net income per share - basic	$0.11	$0.20
Pro froma net income per share - diluted	$0.11	$0.20
Pro forma weighted average shares outstanding - basic	25,872,614	25,842,323
Pro forma weighted average shares outstanding - diluted	26,560,723	26,654,066

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable are summarized as follows:

	March 31, 2011	September 30, 2010

Accounts receivable	$8,612,561	$8,256,446
Less: Allowance for doubtful accounts	174,925	171,198

Total net accounts receivable	$8,437,636	$8,085,248

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	INVENTORIES

Inventories consist of the following:
	March 31, 2011	September 30, 2010

Raw materials	$1,045,816	$286,914
Work-in-progress	725,139	288,210
Finished goods	1,001,447	828,558
Packing materials	397,542	119,740
Total inventories	$3,169,944	$1,523,422

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2011	September 30, 2010

Building, improvements and leasehold improvements	$16,370,988	$13,123,977
Machinery	10,536,994	10,298,964
Motor vehicles	295,238	287,997
Computers and office equipment	86,561	86,275
	27,289,781	23,797,213
Less: accumulated depreciation	(4,959,309)	(4,221,323)
Total fixed assets, net	22,330,472	19,575,890
Construction in progress	26,449,165	22,701,594
	$48,779,637	$42,277,484

Depreciation expense was $334,048 and $589,382 for the three months ended March 31, 2011 and 2010, respectively, and $640,318 and $675,753 for the six months ended March 31, 2011 and 2010, respectively. The Company expects to complete construction in progress and pay the outstanding balance of approximately $4.8 million by December 31, 2011.

7.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31, 2011	September 30, 2010

Mature biological assets	$5,659,866	$3,564,404
Immature biological assets	188,840	123,397
	5,848,706	3,687,801
Less: accumulated depreciation	(614,967)	(392,293)
Total biological assets, net	$5,233,739	$3,295,508

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	BIOLOGICAL ASSETS (Continued)

Depreciation expense was $113,905 and $79,717 for the three months ended March 31, 2011 and 2010, respectively, and $211,883 and $145,311 for the six months ended March 31, 2011 and 2010, respectively.

8.	DEPOSITS ON LAND

The Company entered into a letter of intent to purchase a land use right as a part of its effort to expand its production capacity. In June 2008, the Company made a total deposit in the amount of $76,352. The Company expects to pay the remaining contract amount of approximately $5,217,220 by September 30, 2011. The deposit will be reclassified to intangible assets upon transfer of the legal title and the land being placed in service.  The Company has not obtained the land use right as of today.

9.	INTANGIBLE ASSETS

On July 1, 2008, the Company entered into a “Technology Transfer Agreement” with China Nutrition Society (“CNS”) pursuant to which the Company was granted an exclusive right for 10 years starting on July 1, 2008 to produce a powdered milk product formula specifically developed for middle-aged and elderly consumers for a total fee of RMB 5,000,000 (approximately $763,522) to be paid to CNS. During the term of the agreement, the Company is also authorized to use the name of “China Nutrition Society Development” on its packaging. As of March 31, 2011, the Company has made a first installment payment of RMB 3,000,000 (approximately $458,113) to CNS. The remaining payment is due on demand. Intangible assets are amortized on a straight line basis over 10 years. Amortization expense was $18,994 and $18,308 for the three months ended March 31, 2011 and 2010, respectively, and totaled $37,775 and $36,617 for the six months ended March 31, 2011 and 2010, respectively.

On October 30, 2008, The Company entered into a “Purchase Agreement” with Heilongjiang Shi Jie Research and Development Service Ltd. Co. (“Shi Jie”) to obtain powdered milk product formulas specifically developed for infants and children for a total fee of RMB 3,000,000 (approximately $458,113). As of December 31, 2010, the Company has made the full payment. The Company started to use the formulas for its “Peer” product line in July 2009. The amount is amortized on a straight line basis over 10 years starting July 1, 2009. Amortization expense was $11,396 and $10,985 for the three months ended March 31, 2011 and 2010, respectively, and totaled $22,665 and $21,970 for the six months ended March 31, 2011 and 2010, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	INTANGIBLE ASSETS (Continued)

Under the current PRC laws, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization. “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period. Qinggang Mega entered into a land use right agreement on June 20, 2008 with Qinggang County Zhonghe Township Wupailiu Village Committee, which sets forth the right to use a 2,400 acre grassland until December 31, 2034. Under the agreement, the total fees amounted to RMB 21.8 million (approximately $3.2 million). Qinggang Mega was also obligated to pay a one-time relocation fee in the amount of RMB 2.0 million (approximately $0.3 million) to the residents who lived on the grassland. The grassland was put into use starting July 1, 2009. The land use right and related relocation fee costs are amortized on a straight line basis over 25.5 years from July 1, 2009 to December 31, 2034. Amortization expense was $35,501 and $34,219 for the three months ended March 31, 2011 and 2010, respectively, and totaled $70,603 and $68,439 for the six months ended March 31, 2011 and 2010, respectively.

On February 5, 2010, the Company acquired Hulunbeier Hailaer Beixue and Hulunbeier Beixue’s intangible assets consisting of land use right and customer list which are amortized using the straight line method over 50 years and 3 years, respectively. The fair market value of acquired intangible assets was $6,206,623, including $1,535,929 of land use right and $4,670,695 of customer list.

On February 5, 2010, the Company acquired a land use right for Ewenkeqi Beixue for $905,299. The land use right costs are amortized on a straight line basis over 46 years through September 6, 2056.

Net intangible assets were as follows:

	March 31, 2011	September 30, 2010
Land use right	$6,287,344	$6,157,895
Customer list	4,670,695	4,670,695
Formula technology	1,221,635	1,195,607
	12,179,674	12,024,197
Less: accumulated amortization	(2,515,089)	(1,584,066)

	$9,664,585	$10,440,131

Based upon current assumptions, the Company expects that its intangible assets will be amortized over the next five years according to the following schedule:

	As of March 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Land use right	195,253	195,253	195,253	195,253	195,253	4,902,551	5,878,775
Customer list	1,556,898	1,297,415	-	-	-	-	2,854,313
Formula technology	120,880	120,880	120,880	120,880	120,880	327,099	931,497
Total	$1,873,031	$1,613,548	$316,132	$316,132	$316,132	$5,229,610	$9,664,585

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	RELATED PARTY TRANSACTIONS

Qinggang Mega and Hulunbeier Mega operate the Company’s own dairy farm and sells fresh milk to Harbin Rodobo and Hulunbeier Hailaer Beixue, respectively (refer to note 18 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of March 31, 2011, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB8.1 million (approximately $1.2 million). These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $1,491,616 as of March 31, 2011 and September 30, 2010, respectively. The Company expects to repay the balance by September 30, 2011.

11.	SHORT-TERM LOANS

As of March 31, 2011, the Company had $1,717,924 in short-term loans, including the followings:

Lender	Term		Annual Interest rate	Amount

Jie Qiu - related party	2010.2.25	Due on demand	10.1%	567,983
Xinghai Credit Union	2010.12.30	2011.12.29	9.7%	833,042
Tongyi Credit Ltd.	2011.1.17	2012.1.17	19.4%	305,409
Total				$1,717,924

The $572,641 loan was borrowed from Jie Qiu, a related party, who borrowed from the bank on behalf of Hulunbeier Hailaer Beixue. The Company is responsible for the payments of interest and principal and the loan is due on demand. One of Hulunbeier Hailaer Beixue’s factory plants with an estimated fair value of RMB 5,360,000 (approximately $818,496) is used as the collateral for the loan.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Hulunbeier Hailaer Beixue’s office building, another factory plant and land with a total estimated fair value of RMB 11,308,500 (approximately $1,726,858) are used as the collateral for the loan with Xinhai Credit Union.

Hulunbeier Beixue’s factory plant with an estimated fair value of RMB 4,540,200 (approximately $693,309) is used as the collateral for the loan with Tongyi Credit Ltd.

Interest expense was $53,415 and $25,563 for the three months ended March 31, 2011 and 2010, respectively, and $215,838 and $25,563 for the six months ended March 31, 2011 and 2010, respectively.

12.	SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to vest once a year over a period of two or three years. The fair value of the awards are measured based on the grant date stock price of $3.25 per share with an aggregate amount of $3,315,000. The amortization of share-based compensation expense was $281,667 for the three months ended March 31, 2011 and 2010, and $563,333 for the six months ended March 31, 2011 and 2010, respectively.

As annual compensation for the independent directors’ services to the Company, the Company issued 40,000 shares of its common stock in November and December 2009.  The fair value of the awards are measured based on the grant date stock price of $3.52 per share with an aggregate value of $140,800.  The related amortization of share-based compensation expense was $0 and $35,200 for the three months ended March 31, 2011 and 2010, respectively, and $22,000 and $48,400 for the six months ended March 31, 2011 and 2010, respectively.

In the second quarter of fiscal year 2011, the Company issued 4,874 shares of its common stock to a consultant of the Company in consideration for services rendered in the quarter. The fair value of the awards is measured based on the grant date stock price of $2.44 per share with an aggregate amount of $11,893. The amount was recorded as expense in the quarter.

A summary of the Company’s unearned stock compensation as of March 31, 2011 and changes for the six months ended March 31, 2011 is presented below:

Unearned stock compensation as of October 1, 2010	$1,928,666
Sock compensation granted	11,893
Compensation expenses recorded in the statement of operations
with a credit to additional paid-in capital	(597,226)
Unearned stock compensation as of March 31, 2011	$1,343,333

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	WARRANTS

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

The warrants issued in connection with a private placement on June 17, 2010 to acquire 622,222 shares of common stock of the Company at an exercise price of $3.50 per share do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility at 60%, risk free interest rate (no dividend yield) of 2.24%, and expected term of 4.35 years on March 31, 2011. The fair value of those warrants was calculated at $638,176 on March 31, 2011. The change in fair value of warrants is recorded as other income/expense.

The following is a summary of the status of warrant activities as of March 31, 2011:

	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercise Price	Life in years
Outstanding, September 30, 2010	1,985,859	$2.20	2.89
Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2011	1,985,859	$2.20	2.64

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	EARNINGS PER SHARE

The following table sets forth the earnings per share calculation:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Basic earnings per share

Net Income	$3,848,419	$3,851,210	$7,925,586	$6,113,591

Weighted average number of common shares outstanding-Basic	27,331,855	21,043,725	27,331,116	18,096,169

Earnings per share-Basic	$0.14	$0.18	$0.29	$0.34

Diluted earnings per share

Net Income	$3,848,419	$3,851,210	$7,925,586	$6,113,591

Weighted average number of common shares outstanding-Basic	27,331,855	21,043,725	27,331,116	18,096,169
Effect of dilutive convertible preferred stock	-	-	-	-
Effect of dilutive warrants	390,148	642,567	390,148	642,567
Effect of dilutive common stock to be issued	-	-	-	-
Effect of dilutive securities - unvested shares	123,389	45,542	73,962	169,176
Weighted average number of common shares outstanding-Diluted	27,845,391	21,731,834	27,795,225	18,907,912

Earnings per share-Diluted	$0.14	$0.18	$0.29	$0.32

As of March 31, 2011 and 2010, the Company had unvested stock awards of 673,333 and 1,020,000 shares, respectively. All unvested stock awards were included in the diluted earnings per share calculation as of March 31, 2011 and 2010. 2,000,000 shares of preferred stock were excluded from the diluted earnings per share calculation due to no conversion rights as of March 31, 2011.

The Company has outstanding investor warrants issued by the Company to acquire 1,363,637 shares of common stock in connection with the reverse merger. These warrants are included in diluted weighted average shares calculation for the three months and six months ended March 31, 2011 and 2010 using the treasury stock method. The warrants issued in connection with the private placement on June 17, 2010 to acquire 622,222 shares of common stock are out of the money as of March 31, 2011 and therefore are not included in diluted weighted average shares calculation.

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

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2011. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for the agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009 but has been extended for another four years.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	TAXATION (Continued)

The estimated tax savings for the three months ended March 31, 2011 and 2010 amounted to $962,105 and $962,803, respectively, and amounted to $1,981,397 and $1,528,398 for the six months ended March 31, 2011 and 2010, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.14 to $0.11 for the three months ended March 31, 2011, from $0.18 to $0.14 for the three months ended March 31, 2010, from $0.29 to $0.22 for the six months ended March 31, 2011 and from $0.34 to $0.25 for the six months ended March 31, 2010.

16.	CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $5,540,856 and $5,163,789 as of March 31, 2011 and September 30, 2010, respectively.

There is no single customer with individual sales over 10% of total net sales for the three and six months ended March 31, 2010. The following table presents sales from major customers with individual sales over 10% of total net sales for the three and six months ended March 31, 2011.

	Three Months Ended March 31, 2011				Six Months Ended March 31, 2011
			Accounts	% of accounts			Accounts	% of accounts
	Sales	% of sales	receivable	receivable	Sales	% of sales	receivable	receivable
Harbin Duoyuan	$4,820,381	19%	$1,027,597	12%	$4,820,381	9%	$1,027,597	12%
Harbin Runlin	3,114,882	12%	987,198	12%	3,114,882	6%	987,198	12%
Harbin Jiahuiyujie	2,577,666	10%	896,282	11%	2,577,666	5%	896,282	11%
Total	$10,512,929	41%	$2,911,077	35%	$10,512,929	21%	$2,911,077	35%

17.	COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd.. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately $152,704) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately $91,623), payable in two installments each year. The amendments were entered into with Yuhui Wu and Zhongchang Wu, the individual owners of Jinniu who now own the leased property. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately $61,082) for improvements or betterment to the leased facility when the new lease term became effective.

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

The segment information for the reportable segments for the six months ended March 31, 2011 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hulunbeier Hailaer Beixue	Others	Qinggang Mega	Hulunbeier Mega	Corporate	Segment Total	Inter-segment Elimination	Consolidated Total
Net sales	40,256,763	25,065,272	-	3,058,639	654,616	-	69,035,291	(17,825,466)	51,209,824
Interest expense	-	215,838	-	-	-	-	215,838	-	215,838
Depreciation and amortization	170,850	1,299,164	-	276,791	23,123	-	1,769,927	-	1,769,927
Segment net income (loss) before tax	6,264,210	360,097	(5,994)	1,229,160	226,205	(72,278)	8,001,399	(75,813)	7,925,586
Segment assets	47,785,261	41,247,031	14,465,915	19,654,104	2,281,620	8,159,310	133,593,241	(51,537,593)	82,055,648

The segment information for the reportable segments for the three months ended March 31, 2011 is as follows:

	Dairy Products			Dairy Farm
	Harbin Rodobo	Hulunbeier Hailaer Beixue	Others	Qinggang Mega	Hulunbeier Mega	Corporate	Segment Total	Inter-segment Elimination	Consolidated Total
Net sales	25,197,079	12,313,046	-	1,471,723	480,169	-	39,462,017	(13,838,654)	25,623,364
Interest expense	-	53,415	-	-	-	-	53,415	-	53,415
Depreciation and amortization	86,347	662,690	-	139,177	18,992	-	907,206	-	907,206
Segment net income (loss) before tax	3,196,707	95,645	(5,735)	499,885	164,796	(128,222)	3,823,076	25,344	3,848,419
Segment assets	47,785,261	41,247,031	14,465,915	19,654,104	2,281,620	8,159,310	133,593,241	(51,537,593)	82,055,648

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	SUBSEQUENT EVENT

On April 21, 2011, the Company’s board adopted the 2011 equity incentive plan (“Plan”). The Plan permits the grant of nonstatutory stock options, restricted stock, restricted stock units, unrestricted stock, stock appreciation rights, performance units and performance shares. Under the terms of the Plan, up to 2,000,000 shares of the Company’s common stock may be granted.  Certain stock option grants have been conditionally made subject to shareholder approval of the Plan.  On May 3, 2011, the Company issued 264,666 shares of its common stock to its employees. The fair value of the awards are measured based on the grant date stock price of $2.43 per share with an aggregate fair value of $643,138.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of Rodobo International, Inc. for the three and six months ended March 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

Our shares of common stock, par value at $0.0001 per share (“Common Stock”), are currently quoted on the OTCBB under the symbol “RDBO.OB.”

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

In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of March 31, 2011, we have 3,180 cows providing on average 30 tons of raw milk per day to our Company for further processing.

On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

On February 5, 2010, through our wholly-owned subsidiary Tengshun Technology, we entered into agreements and acquired  Ewenkeqi Beixue Dairy Co., Ltd. (“Ewenkeqi Beixue”), Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”), and Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”). Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition.  In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his equity interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology or its designee. To complete the Hulunbeier Hailaer Beixue acquisition transfer process, in addition to such equity interest transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interests in Hulunbeier Hailaer Beixue Dairy, an unrelated PRC limited liability company owned by Mr. Honghai Zhang, and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process and requesting the approval thereof by the AIC.  We expect this conversion and approval process to be completed by the end of May 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Three Months Ended March 31,				Change
	2011	% of sales	2010	% of sales	$	%

Net sales	$25,623,364	100.0%	$15,330,579	100.0%	$10,292,785	67.1%
Cost of goods sold	15,885,295	62.0%	9,324,276	60.8%	6,561,019	70.4%

Gross profit	9,738,069	38.0%	6,006,303	39.2%	3,731,766	62.1%

Operating expenses:
Distribution expenses	5,215,578	20.4%	2,846,944	18.6%	2,368,634	83.2%
General and administrative expenses	886,280	3.5%	980,105	6.4%	(93,825)	-9.6%
Total operating expenses	6,101,859	23.8%	3,827,049	25.0%	2,274,810	59.4%

Operating income	3,636,210	14.2%	2,179,254	14.2%	1,456,956	66.9%

Subsidy income	-	0.0%	-	0.0%	-	n/a
Gain on bargain purchase	-	0.0%	1,677,020	10.9%	(1,677,020)	n/a
Interest expenses	(53,415)	-0.2%	(25,563)	-0.2%	(27,852)	n/a
Change in fair value of warrants	258,023	1.0%	-	0.0%	258,023	n/a
Other income (expenses)	7,601	0.0%	20,499	0.1%	(12,898)	-62.9%

Income before income taxes	3,848,419	15.0%	3,851,210	25.1%	(2,791)	-0.1%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$3,848,419	15.0%	$3,851,210	25.1%	$(2,791)	-0.1%

Other comprehensive income:
Foreign currency translation adjustment	583,631	2.3%	9,230	0.1%	574,401	6223.2%

Comprehensive income	$4,432,051	17.3%	$3,860,440	25.2%	$571,611	14.8%

Net Sales:

Net sales for the three months ended March 31, 2011 were $25.6 million, an increase of approximately $10.3 million or 67.1%, compared to net sales for the three months ended March 31, 2010. This increase was partially driven by the launch of our “Rubao” series of products in October 2010, which is our enhanced product line sold under our “Rodobo” brand series of products. The Rubao product line contributed $2.8 million of sales for the three months ended March 31, 2011. The increase in net sales was also attributed to our continued efforts to develop distribution networks and expand the market areas in the nine provinces in which we currently sell our products.

In the three months ended March 31, 2011, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 43.4%, 14.6% and 42.0% of total sales, respectively. In the three months ended March 31, 2010, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 50.2%, 5.8% and 44.0% of total sales, respectively.

Cost of Goods Sold:

Cost of goods sold increased approximately $6.6 million, or 70.4% from $9.3 million for the three months ended March 31, 2010 to $15.9 million for the three months ended March 31, 2011. This increase was primarily attributable to the sales increase over periods, the increase in cost of raw materials.

Gross Profit:

Our gross profit increased approximately $3.7 million for the three months ended March 31, 2011, an increase of 62.1% compared to the gross profit for the three months ended March 31, 2010. The overall gross profit margin decreased slightly from 39.2% for the three months ended March 31, 2010 to 38.0% for the three months ended March 31, 2011.

Operating expenses:

Operating expenses for the three months ended March 31, 2011 were $6.1 million, an increase of approximately $2.3 million or 59.4% compared to the three months ended March 31, 2010. Operating expenses as a percentage of net sales decreased from 25.0% in the three months ended March 31, 2010 to 23.8% in the three months ended March 31, 2011.

Distribution expenses increased by approximately $2.4 million, an increase of 83.2% for the three months ended March 31, 2011, compared with the figure for the three months ended March 31, 2010. The increase was mainly due to an increase of $1.9 million in distribution expense reimbursements as a result of sales increases and market expansion.

Overall, due to the increase in net sales offsetting the increase in operating expenses, we recorded a 66.9% increase (approximately $1.5 million) in income from operations in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Income Tax:

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2011. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009, but has been extended for another three years. The estimated tax savings for the three months ended March 31, 2011 and for the same period in 2010 amounted to $962,105 and $962,803, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.14 to $0.11 for the three months ended March 31, 2011, and from $0.18 to $0.14 for the three months ended March 31, 2010.

Net Income:

We achieved $3.8 million of net income for the three months ended March 31, 2011, remaining flat compared with the three months ended March 31, 2010. This is primarily due to a $1.7 million of gain on bargain purchase in connection with the acquisitions completed on February 5, 2010. Excluding the non-recurring gain on bargain purchase in the three months ended March 31, 2010, net income would have increased by $1.7 million or 77.0% for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended March 31, 2011 were $0.6 million compared to $0.01 million for the three months ended March 31, 2010. The exchange rate was 6.55 RMB per US Dollar on March 31, 2011 versus 6.60 RMB per US Dollar on December 31, 2010.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Six Months Ended March 31,				Change
	2011	% of sales	2010	% of sales	$	%

Net sales	$51,209,824	100.0%	$25,406,025	100.0%	$25,803,799	101.6%
Cost of goods sold	31,685,522	61.9%	14,104,575	55.5%	17,580,947	124.6%

Gross profit	19,524,302	38.1%	11,301,450	44.5%	8,222,852	72.8%

Operating expenses:
Distribution expenses	10,513,189	20.5%	5,433,116	21.4%	5,080,073	93.5%
General and administrative expenses	1,718,598	3.4%	1,702,986	6.75	15,612	0.9%
Total operating expenses	12,231,787	23.95	7,136,102	28.15	5,095,685	71.4%

Operating income	7,292,515	14.2%	4,165,348	16.4%	3,127,167	75.1%

Subsidy income	-	0.0%	273,897	1.1%	(273,897)	-100.0%
Gain on bargain purchase	-	0.0%	1,677,020	6.6%	(1,677,020)	n/a
Interest expenses	(215,838)	-0.4%	(25,563)	-0.1%	(190,275)	n/a
Change in fair value of warrants	776,140	1.5%	-	0.0%	776,140	n/a
Other income (expenses)	72,769	0.1%	22,889	0.1%	49,880	217.95

Income before income taxes	7,925,586	15.55	6,113,591	24.1%	1,811,995	29.6%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$7,925,586	15.5%	$6,113,591	24.1%	$1,811,995	29.65

Other comprehensive income:
Foreign currency translation adjustment	1,477,379	2.9%	7,046	0.0%	1,470,333	20867.65

Comprehensive income	$9,402,965	18.4%	$6,120,637	24.1%	$3,282,328	53.6%

Net Sales:

Net sales for the six months ended March 31, 2011 were $51.2 million, an increase of approximately $25.8 million or 101.6%, compared to net sales for the six months ended March 31, 2010. This increase was primarily derived from the contribution from Hulunbeier Hailaer Beixue, a new subsidiary that the Company acquired on February 5, 2010. Hulunbeier Hailaer Beixue contributed $11.0 million sales for the six months ended March 31, 2011. We also increased the selling price of whole milk powder products produced by Hulunbeier Hailaer Beixue after the acquisition. We continued our efforts to develop distribution networks and expand the market areas in the nine provinces in which we currently sell our products.

In the six months ended March 31, 2011, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 43.6%, 14.4% and 42.1% of total sales, respectively. In the six months ended March 31, 2010, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 54.6%, 5.3% and 40.1% of total sales, respectively.

Cost of Goods Sold:

Cost of goods sold increased approximately $17.6 million, or 124.6% from $14.1 million for the six months ended March 31, 2010 to $31.7 million for the six months ended March 31, 2011. This increase was primarily attributable to the sales increase over periods, the increase in cost of raw materials and recent acquisitions of lower margin businesses.

Gross Profit:

Our gross profit increased approximately $8.2 million for the six months ended March 31, 2011, an increase of 72.8% compared to the gross profit for the six months ended March 31, 2010. The overall gross profit margin decreased from 44.5% for the six months ended March 31, 2010 to 38.1% for the six months ended March 31, 2011. The decrease in gross profit margin was primarily due to the acquisition of lower-margin business in February 2010. The six months ended March 31, 2010 only includes two month results of the acquired subsidiaries while the six months ended March 31, 2011 includes six month results of the acquired subsidiaries.

Operating expenses:

Operating expenses for the six months ended March 31, 2011 were $12.2 million, an increase of approximately $5.1 million or 71.4% compared to the six months ended March 31, 2010. Operating expenses as a percentage of net sales decreased from 28.1% in the six months ended March 31, 2010 to 23.9% in the six months ended March 31, 2011.

Distribution expenses increased by approximately $5.1 million, an increase of 93.5% for the six months ended March 31, 2011, compared with the figure for the six months ended March 31, 2010. The increase was mainly due to an increase of $3.4 million in distribution expense reimbursements as a result of sales increases and market expansion and an increase of $0.6 million in advertising expenses. The increase was also attributed to $0.5 incremental million amortization of customer lists that we acquired in connection with the acquisitions made on February 5, 2010.

Overall, due to the increase in net sales offsetting the increase in operating expenses, we recorded a 75.1% increase (approximately $3.1 million) in income from operations in the six months ended March 31, 2011 compared with the six months ended March 31, 2010.

Income Tax:

The estimated tax savings amounted to $1,981,397 and $1,528,398 for the six months ended March 31, 2011 and 2010, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.29 to $0.22 for the six months ended March 31, 2011 and from $0.34 to $0.25 for the six months ended March 31, 2010.

Net Income:

We achieved $7.9 million of net income for the six months ended March 31, 2011, an increase of $1.8 million (approximately 29.6%) compared with $6.1 million for the six months ended March 31, 2010. This increase in net income was mainly attributable to the increase in net sales, partially offset by an increase in cost of goods sold and operating expenses. This increase in net income was also attributable to a $0.8 million of change in fair value of warrants in the six months ended March 31, 2011. There was no subsidy income from the government in the six months ended March 31, 2011 while there was $0.3 million of such income in the six months ended March 31, 2010. Additionally, there was a $1.7 million of gain on bargain purchase in the three months ended March 31, 2010.  Excluding this non-recurring gain on bargain purchase, net income would have increased by $3.5 million or 78.6% for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the six months ended March 31, 2011 were $1.5 million compared to $0.01 million for the six months ended March 31, 2010. The exchange rate was 6.55 RMB per US Dollar at March 31, 2011 versus 6.69 RMB per US Dollar at September 30, 2010.

Loans from Related Parties:

During the normal course of the business, from time to time, we temporarily borrow money from our principal shareholders or officers to finance the working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. We had shareholder loans in the amount of $1,185,062 and $1,491,616 as of March 31, 2011 and September 30, 2010, respectively. We expect to pay the balance by September 30, 2011.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended March 31, 2011 and 2010.

	Six Months Ended December 31,
	2011	2010

Net cash provided by operating activities	8,336,939	6,335,417

Net cash used in investing activities	(8,244,274)	(296,710)

Net cash provided by (used in) financing activities	158,474	(1,384,430)

Effect of exchange rate changes on cash and cash equivalents	125,927	1,226

Net increase in cash and cash equivalents	377,066	4,655,502

Cash and cash equivalents, beginning of period	5,163,790	1,640,259

Cash and cash equivalents, end of period	$5,540,859	$6,295,761

Our cash balance increased by $0.4 million to $5.5 million on March 31, 2011, as compared to $5.1 million on September 30, 2010. The increase was mainly attributable to net cash provided by operating activities of $8.3 million, net cash used in investing activities of $8.2 million and net cash provided by financing activities of $0.2 million in the six months ended March 31, 2011.

Net Cash Provided by Operating Activities

We usually finance our operations from funds generated by operating activities. For the six months ended March 31, 2011, we generated approximately $8.3 million in cash from operating activities, compared with $6.3 million cash provided by operating activities for the six months ended March 31, 2010. The increase in net cash provided by operating activities was primarily attributable to a $1.8 million increase in net income.

Net Cash Used in Investing Activities

For the six months ended March 31, 2011, we used $8.2 million of cash in investing activities, compared with $0.3 million spent in investing activities for the six months ended March 31, 2010. The increase in cash used in investing activities was primarily due to $5.8 million of cash used for construction in progress during the six months ended March 31, 2011 compared to $2.6 million of cashed used for construction in progress during the same period of last fiscal year. There was $2.1 million of cash used for purchase of mature biological assets during the six months ended March 31, 2011. There was $1.1 million of cash acquired in connection with the acquisitions of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue during the six months ended March 31, 2010.

Net Cash Used in Financing Activities

For the six months ended March 31, 2011, we generated $0.2 million of cash from financing activities, compared with $1.4 million of cash used in financing activities for the six months ended March 31, 2010. During the six months ended March 31, 2011, we received $1.1 million from short-term loans, and repaid $0.7 million to short-term loans and $0.3 million to related party loans. During the six months ended March 31, 2010, we received $0.5 million from short-term loans, and repaid $1.9 million to related party loans.

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

Critical Accounting Policy and Estimates

In preparing the unaudited condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report is the summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Item 8, Note 2 to the consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended September 30, 2010.

Private Placement

On June 17, 2010, we entered into the Purchase Agreement with the Purchasers, pursuant to which we agreed to sell to the Purchasers an aggregate of 1,111,112 shares (the “Shares”) of our Common Stock and Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 555,556 shares of our Common Stock, for an aggregate purchase price of $3,000,000. After related fees and expenses, we received net proceeds totaling approximately $2,650,000. We intend to use the proceeds of the Transaction for general corporate purposes, which may include working capital, capital expenditures, acquisitions of new businesses and investments.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Yanbin Wang Chief Executive Officer (Principal Executive Officer) Dated: May 16, 2011

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: May 16, 2011