Form 10-Q
period 2011-06-30
Rodobo International Inc
filed 2011-08-15
CIK 1177274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,273,266 shares of common stock outstanding as of August 11, 2011.

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

PART I
Item 1.           Financial Statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$2,014,976	$5,163,789
Accounts receivable, net	7,775,763	8,085,248
Other receivable	3,249,049	-
Inventories	1,239,547	1,523,422
Prepaid expenses	423,597	114,215
Advances to suppliers	714,043	969,369

Total current assets	15,416,975	15,856,043

Property, plant and equipment:
Fixed assets, net of accumulated depreciation	32,655,401	19,575,890
Construction in progress	16,407,696	22,701,594

Total property, plant and equipment, net	49,063,097	42,277,484

Biological assets, net	590,765	3,295,508

Other assets:
Deposits on land	77,358	74,726
Intangible assets, net	9,291,069	10,440,131

Total other assets	9,368,427	10,514,857

Total Assets	$74,439,264	$71,943,892

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$1,740,562	$1,218,025
Accounts payable	907,063	1,457,624
Other payable	142,553	723,015
Accrued expenses	447,144	588,010
Advance from customers	35,894	-
Due to related parties	1,185,062	1,491,616

Total current liabilities	4,458,278	5,478,290

Warrant liability	412,387	1,414,316

Series A preferred stock, $0.0001 par value, 30,000,000 shares authorized, 2,000,000
shares issued and outstanding as of June 30, 2011 and September 30, 2010	4,100,000	4,100,000

Stockholders' equity
Common stock, $0.0001 par value, 200,000,000 shares authorized, 28,273,266 and 28,003,726 shares
issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	2,827	2,800
Additional paid in capital	31,499,758	30,344,724
Additional paid in capital - warrants	971,788	971,788
Subscription receivable	(50,000)	(50,000)
Retained earnings	28,621,907	27,588,952
Accumulated other comprehensive income	4,422,319	2,093,022

Total stockholders' equity	65,468,599	60,951,286

Total Liabilities and Stockholders' Equity	$74,439,264	$71,943,892

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2011	2010	2011	2010

Net sales	$12,666,982	$19,135,845	$63,876,806	$44,541,870
Cost of goods sold	7,908,238	11,808,989	39,593,760	25,913,565

Gross profit	4,758,744	7,326,856	24,283,046	18,628,306

Operating expenses:
Distribution expenses	6,007,603	3,435,678	16,520,792	8,868,794
General and administrative expenses	1,664,589	1,180,040	3,383,187	2,883,025
Loss on sale of biological assets	1,018,443	-	1,018,443	-
Impairment loss on biological assets	3,150,920	-	3,150,920	-

Total operating expenses	11,841,554	4,615,717	24,073,341	11,751,819

Operating (loss) income	(7,082,811)	2,711,139	209,705	6,876,487

Subsidy income	-	-	-	273,897
Gain on bargain purchase	-	-	-	1,677,020
Interest expenses	(57,645)	(45,876)	(273,483)	(71,439)
Change in fair value of warrants	225,788	24,759	1,001,929	24,759
Other income	22,035	25,906	94,804	48,796

(Loss) Income before income taxes	(6,892,633)	2,715,928	1,032,955	8,829,519

Provision for income taxes	-	-	-	-

Net (loss) income	$(6,892,633)	$2,715,928	$1,032,955	$8,829,519

Other comprehensive (loss) income:
Foreign currency translation adjustment	851,918	365,575	2,329,297	372,621

Comprehensive (loss) income	$(6,040,715)	$3,081,503	$3,362,252	$9,202,140

(Loss) Earnings per share
Basic	$(0.25)	$0.10	$0.04	$0.43
Diluted	$(0.25)	$0.10	$0.04	$0.41

Weighted average shares outstanding
Basic	27,394,541	26,031,344	27,352,258	20,741,227
Diluted	27,394,541	27,014,897	27,924,880	21,711,354

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$1,032,954	$8,829,519
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,707,107	2,115,885
Allowance for doubtful accounts	225,487	-
Stock-based compensation	1,155,061	1,013,676
Gain on bargain purchase	-	(1,677,020)
Change in fair value of warrants	(1,001,929)	(24,759)
Loss on sale of biological assets	1,018,443	-
Impairment loss on biological assets	3,150,920	-
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivables, net	(2,781,099)	(1,919,183)
Inventories	332,725	2,190,028
Prepaid expenses	(357,836)	(23,483)
Advances to suppliers	284,420	1,894,683
Increase (decrease) in -
Accounts payable and other payable	(1,223,086)	(929,324)
Accrued expenses	(102,775)	(498,796)
Advance from customers	35,266	(2,393,891)

Net cash provided by operating activities	4,475,658	8,577,335

Cash flows from investing activities
Purchase of property, plant and equipment	(6,269,014)	(3,010,502)
Purchase of mature biological assets	(2,047,168)	-
Proceeds from sale of biological assets	405,567	-
Cash acquired in acquisitions, net of cash paid	-	1,056,291
Collection of loan to others	-	1,560,340
Collection of loan to shareholders	-	1,744,895

Net cash (used in) provided by investing activities	(7,910,615)	1,351,024

Cash flows from financing activities
Net proceeds from issuance of common stock	-	2,652,386
Proceeds from short-term loans	1,140,086	549,411
Repayment of short-term loans	(668,851)	(131,859)
Repayment of related party loans	(311,806)	(1,934,278)

Net cash provided by financing activities	159,429	1,135,660

Effect of exchange rate changes on cash and cash equivalents	126,716	66,886

Net (decrease) increase in cash and cash equivalents	(3,148,813)	11,130,905

Cash and cash equivalents, beginning of period	5,163,789	1,640,258

Cash and cash equivalents, end of period	$2,014,976	$12,771,163

Supplemental disclosures of cash flow information:

Interest paid	$39,831	$34,969
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for business acquisition	$-	$23,850,000
Preferred stock issued for business acquisition	$-	$4,100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

On February 5, 2010, through Tengshun Technology, the Company acquired 100% of the equity interest in Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”), Ewenkeqi Beixue Dairy Co., Ltd. (“Ewenkeqi Beixue”), and Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”) (“Acquisitions”). Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue are three PRC companies that are engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products and were established under the laws of the PRC on February 4, 2002, April 27, 2005 and March 26, 2007, respectively. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology. To complete the Hulunbeier Hailaer Beixue acquisition process, in addition to such equity transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., a PRC limited liability company owned by Mr.. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy. Once the foregoing transfers have taken place, Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by December 31, 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. The Company originally expected to complete the process by May 2011, however due to a police investigation relating to a third party distributor selling the Company’s products in violation of the Company’s express instructions and food safety standards, the local Administration for Industry and Commerce, or AIC has postponed the registration. After further investigation, the police did not find a direct link between the Company and the third party’s illegal activities. Once the conversion process is complete, the Company will file a registration of the Hulunbeier Hailaer Beixue Dairy’s acquisition with the AIC. The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been registered by the AIC.

On April 21, 2010, Hulunbeier Hailaer Mega Profit Agriculture Co., Ltd. (“Hulunbeier Mega”) was incorporated under the PRC laws to engage in dairy farming. Hulunbeier Mega is a wholly owned subsidiary of Tengshun Technology.

On March 15, 2011, the Company received a new production license for its operating subsidiary in China, Harbin Rodobo Dairy Co., Ltd ("Harbin Rodobo"), issued by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC ("AQSIQ"). Generally, as soon as the formal production license is issued, the Heilongjiang Bureau of Quality and Technical Supervision ("HBQTS"), the provincial subsidiary of AQSIQ, also issues an online publicity ("Publicity) announcing the new production license on AQSIQ's official website. However, in this instance, HBQTS informed the Company that it delayed the Publicity due to technical problems.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION (Continued)

During the period between the receipt of the new production license and the Publicity, the Company was notified of an incident where a third party distributor apparently sold its products in violation of the Company’s explicit instructions and food safety standards.  While most of the Company’s products have an average shelf life of 18 to 24 months, consumers seem reluctant to buy products that have only 2 to 3 months of their remaining shelf life.  As a result, the Company often pulls these products from the shelves, marks them as "obsolete", and in accordance with standard industry practice, sells these products marked as "obsolete" to manufacturers of feedstuff for animals.  In accordance with this practice, in May of 2010, the Company entered into a sales agreement with Harbin Longxin Feedstuff Co., Ltd ("Longxin") to sell 38 tons of its infant formula milk powder that had been marked as "obsolete".  In the sales agreement, Longxin expressly guaranteed that the Company’s obsolete milk powder would only be used as feedstuff for animals.  All products sold to Longxin were marked "obsolete" by Rodobo, in accordance with our standard procedures.  Despite the Company's express instructions under the terms of the sales agreement, Longxin resold the obsolete products to a third party manufacturer, Inner Mongolia Jiahaili Co., Ltd. ("Jiahaili"), who then illegally used the obsolete milk powder to produce food products for human consumption.  A food safety authority reviewed this matter and reported it to the local police for further investigation.  After investigation, the local police determined that there is no direct link between the Company and Jiahaili's illegal activities.  The Company has actively assisted the local police and will continue to do so while the police continue to investigate Jiahaili's activities until the matter is resolved.

AQSIQ was made aware of this matter and conservatively decided to delay the Publicity until the police investigation was closed. The Company temporarily ceased production in June, July and August 2011. After further investigation, the police and AQSIQ found no direct link between the Company and the third party’s illegal activities. Thus, as of August 11, 2011, ASQIQ approved the Publicity of the Company and determined that the Company’s products are safe. The Company has restarted its production at its facilities since then.

The Company believes that this adverse impact is temporary and it has sufficient funds to operate its existing business from cash collections of accounts receivable  to purchase materials and pay expenses for the next quarter, and more cash flows from the operating activities after the Company restarted the production and sales for the next fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with the Company’s 2010 Form 10-K for the year ended September 30, 2010.

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

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s major estimates include the reserve of accounts receivable, other receivables and inventories, impairment of long-lived assets, including finite-lived intangible assets, property and equipment and biological assets, useful lives of property and equipment and biological assets, and the valuation of the warrant liability and preferred stock.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the carrying value of long-lived assets, including finite-lived intangibles, property and equipment and biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity. There was a $3.2 million impairment loss recorded for the three and nine months ended June 30, 2011 related to the impairment of biological assets.

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

ADVERTISING COSTS - Advertising costs represent advertising expenses and promotion incentives provided to distributors and are charged to operations when incurred. Advertising expenses totaled $312,608 and $43,954 for the three months ended June 30, 2011 and 2010, respectively, and totaled $1,146,167 and $80,571 for the nine months ended June 30, 2011 and 2010, respectively.

EARNINGS (LOSS) PER SHARE - Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION - The Company’s subsidiaries’ principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“RMB”) as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income”. As of June 30, 2011 and September 30, 2010, the exchange rate was 6.46 and 6.69 RMB per US Dollar, respectively.

Rodobo International, Inc.’s principal country of operations is the United States, and uses the US dollar as its reporting and functional currency.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, advances from customers, and other payables approximate their fair values as of June 30, 2011 and September 30, 2010 due to the relatively short-term nature of these instruments. The Company uses Level 3 method to measure fair value of its warrant liability.  See Note 13 for disclosure of the inputs and valuation techniques used to measure the fair value of the warrant liability.

NEW ACCOUNTING PRONOUNCEMENTS – On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the board’s joint work to improve IFRS and U.S.GAAP and to bring about their convergence. For U.S.GAAP, ASU 2011-04 will supersede most of the guidance in Accounting Standards Codification Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects FASB’s consideration of the different characteristics of public and nonpublic entities and the needs of users of their financial statements. ASU 2011-04 will be effective for public entities for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

On June 16, 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all nonowner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	ACQUISITIONS

Effective February 5, 2010, the Company, through its wholly-owned subsidiary, Tengshun Technology, completed the acquisition of 100% of the equity interest in Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue. The results of operations of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue from February 5, 2010 to March 31, 2010 have been included in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended March 31, 2010. Ewenkeqi Beixue, Hulunbeier Beixue and Hulunbeier Hailaer Beixue, at the time of the acquisition, were engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products.  Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. Mr. Honghai Zhang intends to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy, and Hulunbeier Hailaer Beixue intends to then transfer its assets to Hulunbeier Hailaer Beixue Dairy.  Once the foregoing transfers have taken place Hulunbeier Hailaer Beixue will be deregistered. The Company is currently in the process of effecting this entity conversion process which we expect to be completed by the end of December 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. Once the conversion process is complete the Company will file for approval of the Hulunbeier Hailaer Beixue Dairy’s acquisition by the local Administration for Industry and Commerce, or AIC.  The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been approved by the AIC.

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

The acquisition was accounted for under the purchase accounting method. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired was concluded prior to the assessment of the fair value of the net assets at the acquisition date. Therefore, the excess of the value of the net assets acquired over the purchase price was recorded as gain on bargain purchase and is shown as a separate component of other income in the Company’s Consolidated Statement of Income and Comprehensive Income for the nine months ended June 30, 2010.

The following unaudited pro forma condensed combined statement of income presents the combined results of the Company’s operations with Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue as if the acquisitions had occurred on October 1, 2009:

For the Nine Months Ended
June 30, 2010

Pro forma revenues	$49,143,061
Pro forma gross profit	$19,354,115
Pro forma net income	$7,444,019
Pro forma net income per share - basic	$0.29
Pro forma net income per share - diluted	$0.28
Pro forma weighted average shares outstanding - basic	25,905,330
Pro forma weighted average shares outstanding - diluted	26,875,457

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable are summarized as follows:

	June 30, 2011	September 30, 2010

Accounts receivable	$8,178,480	$8,256,446
Less: Allowance for doubtful accounts	402,717	171,198

	$7,775,763	$8,085,248

Despite the decrease in sales for the three months ended June 30, 2011, the balance of accounts receivables remained high as of June 30, 2011. This is due to the extension of customer payment terms from one month to six months in order to maintain the relationships with distributors during the production interruption in June 2011. The Company expects to collect a majority of the accounts receivables by the end of August 2011.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	ACCOUNTS RECEIVABLE (Continued)

The activity in the allowance for doubtful accounts as of June 30, 2011 and September 30, 2010 is summarized as follows:

	June 30, 2011	September 30, 2010
	Nine months	Yearly
Beginning balance	$171,198	$-
Additions during the period	231,519	171,198
Ending balance	$402,717	$171,198

5.	OTHER RECEIVABLES

Other receivables represent the prepayments that the Company made for the purchase of equipment. Due to the production interruption, the Company cancelled the orders. The Company has received the full refund from the vendors by August 15, 2011.

6.	INVENTORIES

Inventories consist of the following:

	June 30, 2011	September 30, 2010

Raw materials	$967,524	$286,914
Work-in-progress	-	288,210
Finished goods	-	828,558
Packing materials	272,023	119,740
Total inventories	$1,239,547	$1,523,422

The Company ceased production temporarily in June 2011 due to the delay of the government’s online publicity of the new production license which the Company received in March 2011. Therefore, there was no work-in-progress and all finished goods have been sold as of June 30, 2011. The raw materials mainly consist of protein supplement powder and other ingredients that are in good condition and can be used once the Company resumes the production.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2011	September 30, 2010

Building improvements and leasehold improvements	$25,511,056	$13,123,977
Machinery	12,173,206	10,298,964
Motor vehicles	299,116	287,997
Computers and office equipment	88,862	86,275
	38,072,240	23,797,213
Less: accumulated depreciation	(5,416,839)	(4,221,323)
Total fixed assets, net	32,655,401	19,575,890
Construction in progress	16,407,696	22,701,594
	$49,063,097	$42,277,484

Depreciation expense was $390,083 and $356,163 for the three months ended June 30, 2011 and 2010, respectively, and $1,030,401 and $1,031,916 for the nine months ended June 30, 2011 and 2010, respectively. The Company expects to complete construction in progress and pay the outstanding balance of approximately $4.8 million by December 31, 2011.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30, 2011	September 30, 2010

Mature biological assets	$4,245,377	$3,564,404
Immature biological assets	206,607	123,397
	4,451,984	3,687,801
Less: accumulated depreciation	(710,299)	(392,293
Less: impairment loss	(3,150,920)	-
Total biological assets, net	$590,765	$3,295,508

Depreciation expense was $86,982 and $86,818 for the three months ended June 30, 2011 and 2010, respectively, and $298,865 and $232,129 for the nine months ended June 30, 2011 and 2010, respectively.

During the third quarter of fiscal year 2011, the Company disposed of 642 cows at our company-owned dairy farm for a loss of approximately $1.0 million, which was recorded in operating expenses.

The Company reviewed the carrying value of the remaining biological assets and recorded an impairment loss of $3.2 million during the third quarter of fiscal year 2011. The amount of the impairment loss was determined based on the loss on the sale of the remaining biological assets in July and August 2011.

9.	RELATED PARTY TRANSACTIONS

Qinggang Mega and Hulunbeier Mega operate the Company’s own dairy farm and sells fresh milk to Harbin Rodobo and Hulunbeier Hailaer Beixue, respectively (refer to note 17 “Segment Information”).

Qinggang Mega is directly owned by Mr. Yanbin Wang, the Company’s Chairman, Chief Executive Officer and a major shareholder, and Mr. Xuelong Wang, another shareholder of the Company. The capital investment in Qinggang Mega was funded by the Company through the Company’s shareholders and is recorded as interest-free loans to the above related parties. As of June 30, 2011, the total amount of interest-free loans to the shareholders of the Qinggang Mega was RMB8.1 million (approximately $1.2 million). These loans are eliminated for accounting purposes with the capital of Qinggang Mega, which is treated as a VIE, during consolidation. The shareholders of Qinggang Mega have pledged their shares in Qinggang Mega as collateral for non-payment of loans or for fees on consulting services due to the Company.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	RELATED PARTY TRANSACTIONS (Continued)

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance the working capital as needed. The amounts are unsecured, non-interest bearing and due on demand. The Company had shareholder loans in the amount of $1,185,062 and $1,491,616 as of June 30, 2011 and September 30, 2010, respectively. The Company expects to repay the balance by September 30, 2011.

10.	SHORT-TERM LOANS

As of June 30, 2011, the Company had $1,740,562 in short-term loans, including the following:

Lender	Term		Annual Interest rate	Amount

Jie Qiu - related party	2010.2.25	Due on demand	10.1%	580,187
Xinghai Credit Union	2010.12.30	2011.12.29	9.7%	850,941
Tongyi Credit Ltd.	2011.1.17	2012.1.17	19.4%	309,433
Total borrowings				$1,740,562

The $580,187 loan was borrowed from Jie Qiu, a related party, who borrowed from the bank on behalf of Hulunbeier Hailaer Beixue. The Company is responsible for the payments of interest and principal and the loan is due on demand. One of Hulunbeier Hailaer Beixue’s factory plants with an estimated fair value of RMB 5,360,000 (approximately $829,281) is used as the collateral for the loan.

Hulunbeier Hailaer Beixue’s office building, another factory plant and land with a total estimated fair value of RMB 11,308,500 (approximately $1,749,613) are used as the collateral for the loan with Xinhai Credit Union.

Hulunbeier Beixue’s factory plant with an estimated fair value of RMB 4,540,200 (approximately $702,444) is used as the collateral for the loan with Tongyi Credit Ltd.

Interest expense was $57,645 and $45,876 for the three months ended June 30, 2011 and 2010, respectively, and $273,483 and $71,439 for the nine months ended June 30, 2011 and 2010, respectively.

11.	SHARE-BASED COMPENSATION

On August 8, 2009, the Company granted 1,020,000 restricted shares of its common stock to employees and a consultant of the Company in consideration for services to be rendered starting from July 1, 2009. The restricted shares granted to employees are to vest once a year over a period of two or three years. The fair value of the awards are measured based on the grant date stock price of $3.25 per share with an aggregate amount of $3,315,000. The amortization of share-based compensation expense was $281,667 for the three months ended June 30, 2011 and 2010, and $845,000 for the nine months ended June 30, 2011 and 2010, respectively.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	SHARE-BASED COMPENSATION (Continued)

As annual compensation for the independent directors’ services to the Company, the Company issued 40,000 shares of its common stock in November and December 2009.  The fair value of the awards are measured based on the grant date stock price of $3.52 per share with an aggregate value of $140,800.  The related amortization of share-based compensation expense was $0 and $35,200 for the three months ended June 30, 2011 and 2010, respectively, and $22,000 and $83,600 for the nine months ended June 30, 2011 and 2010, respectively.

In the second quarter of fiscal year 2011, the Company issued 4,874 shares of its common stock to a consultant of the Company in consideration for services rendered in the quarter. The fair value of the awards are measured based on the grant date stock price of $2.44 per share with an aggregate amount of $11,893. The amount was recorded as expense in the quarter.

On May 3, 2011, the Company issued 48,000 shares of its common stock to its employees as rewards for services rendered. The fair value of the awards is measured based on the grant date stock price of $2.45 per share with an aggregate amount of $117,600. The amount was recorded as expense in the quarter.

On May 3, 2011, the Company issued 171,666 shares of its common stock to its employees as rewards for services rendered. The fair value of the awards is measured based on the grant date stock price of $2.45 per share with an aggregate amount of $420,582, and will be amortized over six months. The amount was recorded as expense in the quarter. The related amortization of share-based compensation expense was $140,194 for the three and nine months ended June 30, 2011.

On May 3, 2011, the Company also issued 45,000 shares of its common stock to its independent directors as annual compensation for services to be rendered to the Company. The fair value of the awards are measured based on the grant date stock price of $2.45 per share with an aggregate fair value of $110,250 and will be amortized over one year.  The related amortization of share-based compensation expense was $18,375 for the three and nine months ended June 30, 2011.

A summary of the Company’s unearned stock compensation as of June 30, 2011 and changes for the nine months ended June 30, 2011 is presented below:

Unearned stock compensation as of October 1, 2010	$1,928,666
Stock compensation granted	660,324
Compensation expenses recorded in the statement of operations
with a credit to additional paid-in capital	(1,155,061)
Unearned stock compensation as of June 30, 2011	$1,433,929

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	WARRANTS

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

The warrants issued in connection with a private placement on June 17, 2010 to acquire 622,222 shares of common stock of the Company at an exercise price of $3.50 per share do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility at 61%, risk free interest rate (no dividend yield) of 1.76%, and expected term of 4.10 years on June 30, 2011. The fair value of those warrants was calculated at $412,387 on June 30, 2011. The change in fair value of warrants is recorded as other income/expense.

The following is a summary of the status of warrant activities as of June 30, 2011:

	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercise Price	Life in years
Outstanding, September 30, 2010	1,985,859	$2.20	2.89
Granted	-	$-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2011	1,985,859	$2.20	2.16

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	EARNINGS (LOSS) PER SHARE

The following table sets forth the earnings (loss) per share calculation:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share

Net (Loss) Income	$(6,892,633)	$2,715,928	$1,032,955	$8,829,519

Weighted average number of common shares outstanding-Basic	27,394,541	26,031,344	27,352,258	20,741,227

Earnings per share-Basic	$(0.25)	$0.10	$0.04	$0.43

Diluted earnings per share

Net Income	$(6,892,633)	$2,715,928	$1,032,955	$8,829,519

Weighted average number of common shares outstanding-Basic	27,394,541	26,031,344	27,352,258	20,741,227
Effect of dilutive warrants	-	706,963	405,737	706,962
Effect of dilutive securities - unvested shares	-	276,590	166,885	263,165
Weighted average number of common shares outstanding-Diluted	27,394,541	27,014,897	27,924,880	21,711,354

Earnings per share-Diluted	$(0.25)	$0.10	$0.04	$0.41

As of June 30, 2011 and 2010, the Company had unvested stock awards of 673,333 and 1,020,000 shares, respectively. All unvested stock awards were included in the diluted earnings per share calculation for the nine months ended June 30, 2011 and for the three and nine months ended June 30, 2010, but not for the three months ended June 30, 2011 as the Company incurred a net loss for the period. 2,000,000 shares of preferred stock were excluded from the diluted earnings per share calculation due to no conversion rights as of June 30, 2011.

The Company has outstanding investor warrants issued by the Company to acquire 1,363,637 shares of common stock in connection with the reverse merger. These warrants are included in diluted weighted average shares calculation for the nine months ended June 30, 2011 and for the three and nine months ended June 30, 2010 using the treasury stock method, but not for the three months ended June 30, 2011 as the Company incurred a net loss for the period. The warrants issued in connection with the private placement on June 17, 2010 to acquire 622,222 shares of common stock are out of the money as of June 30, 2011 and therefore are not included in diluted weighted average shares calculation.

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

The estimated tax savings for the three months ended June 30, 2011 and 2010 amounted to $0 and $678,982, respectively, and amounted to $258,239 and $2,207,380 for the nine months ended June 30, 2011 and 2010, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.10 to $0.08 for the three months ended June 30, 2010, from $0.04 to $0.03 for the nine months ended June 30, 2011 and from $0.43 to $0.32 for the nine months ended June 30, 2010.

15.	CONCENTRATION RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balances held in PRC bank accounts were $2,014,976 and $5,163,789 as of June 30, 2011 and September 30, 2010, respectively.

There is no single customer with individual sales over 10% of total net sales for the three and nine months ended June 30, 2010 and 2011.

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into a lease agreement with Heilongjiang Jinniu Dairy Co., Ltd.. (“Jinniu”) to lease its manufacturing facilities in Qinggang, Heilongjiang. Under the agreement, the Company is obligated to pay RMB1,000,000 (approximately $154,717) per year, payable in two installments each year for six years from July 5, 2004 to July 5, 2010.

On April 1, 2005 and April 1, 2006, the Company and Jinniu amended the lease agreement whereby the lease term was extended to July 6, 2030 and effective July 5, 2010, the annual rent payment will be reduced to RMB 600,000 (approximately $92,830), payable in two installments each year. The amendments were entered into with Yuhui Wu and Zhongchang Wu, the individual owners of Jinniu who now own the leased property. Under the amended agreement, the Company is also required to make a minimum annual payment of RMB 400,000 (approximately $61,887) for improvements or betterment to the leased facility when the new lease term became effective.

17.	SEGMENT INFORMATION

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

RODOBO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SEGMENT INFORMATION (Continued)

The segment information for the reportable segments for the nine months ended June 30, 2011 is as follows:

	Dairy Products			Dairy Farm
	Harbin	Hunlunbeier Hailaer		Qinggang	Hulunbeier		Segment	Inter-segment	Consolidated
	Rodobo	Beixue	Others	Mega	Mega	Corporate	Total	Elimination	Total
Net sales	52,702,524	30,643,029	-	4,015,099	1,032,459	-	88,393,111	(24,516,306)	63,876,806
Interest expense	-	273,483	-	-	-	-	273,483	-	273,483
Depreciation and amortization	304,691	1,970,709	-	417,692	14,015	-	2,707,107	-	2,707,107
Segment net income (loss) before tax	4,262,130	(93,908)	(7,063)	1,460,631	(1,311,847)	(418,560)	970,122	62,833	1,032,955
Segment assets	43,682,325	41,112,130	17,010,148	18,097,603	1,483,177	8,165,993	129,551,376	(55,112,112)	74,439,264

The segment information for the reportable segments for the three months ended June 30, 2011 is as follows:

	Dairy Products			Dairy Farm
	Harbin	Hunlunbeier Hailaer		Qinggang	Hulunbeier		Segment	Inter-segment	Consolidated
	Rodobo	Beixue	Others	Mega	Mega	Corporate	Total	Elimination	Total
Net sales	12,445,761	5,577,757	-	956,460	377,843	-	19,357,821	(6,690,839)	12,666,982
Interest expense	-	57,645	-	-	-	-	57,645	-	57,645
Depreciation and amortization	133,841	671,545	-	140,901	(9,108)	-	937,179	-	937,179
Segment net income (loss) before tax	(2,002,080)	(454,005)	(1,068)	(2,689,791)	(1,538,052)	(346,282)	(7,031,277)	138,645	(6,892,632)
Segment assets	43,682,325	41,112,130	17,010,148	18,097,603	1,483,177	8,165,993	129,551,376	(55,112,112)	74,439,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of Rodobo International, Inc. for the three and nine months ended June 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth above.

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

In July 2009, we began operations of our own cow farm through our VIE, Qinggang Mega, and as of June 30, 2011, we have 2,850 cows providing on average 30 tons of raw milk per day to our Company for further processing.

On November 9, 2009, Tengshun Technology was formed as a wholly-owned subsidiary of Harbin Mega under the PRC laws.

On February 5, 2010, through Tengshun Technology, we acquired 100% of the equity interest in Hulunbeier Hailaer Beixue Dairy Factory (“Hulunbeier Hailaer Beixue”), Ewenkeqi Beixue Dairy Co., Ltd. (“Ewenkeqi Beixue”), and Hulunbeier Beixue Dairy Co., Ltd. (“Hulunbeier Beixue”) (“Acquisitions”). Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue are three PRC companies that are engaged in research and development, packaging, manufacturing and marketing of whole milk powder and formula milk powder products and were established under the laws of the PRC on February 4, 2002, April 27, 2005 and March 26, 2007, respectively. Tengshun Technology acquired 100% of the equity interests in Ewenkeqi Beixue and Hulunbeier Beixue directly on February 5, 2010. Hulunbeier Hailaer Beixue is a sole proprietary enterprise and therefore may only be owned by a natural person under the laws of the PRC. For this reason, although the acquisition of Hulunbeier Hailaer Beixue has closed (and no additional consideration is required to be paid in connection with the acquisition), Mr. Honghai Zhang, the former owner of Hulunbeier Hailaer Beixue, is temporarily holding 100% of the equity interests in Hulunbeier Hailaer Beixue for the benefit of Tengshun Technology pursuant to the terms of a supplemental agreement entered into in connection with the acquisition. In accordance with such supplemental agreement, Mr. Honghai Zhang has agreed to transfer all of his interests and ownership in Hulunbeier Hailaer Beixue to Tengshun Technology. To complete the Hulunbeier Hailaer Beixue acquisition process, in addition to such equity transfer, Mr. Honghai Zhang has also agreed to transfer to Tengshun Technology all of the equity interest in Hulunbeier Hailaer Beixue Dairy Co., Ltd., a PRC limited liability company owned by Mr.. Honghai Zhang (“Hulunbeier Hailaer Beixue Dairy”), and Hulunbeier Hailaer Beixue has agreed to then transfer its assets to Hulunbeier Hailaer Beixue Dairy. Once the foregoing transfers have taken place, Hulunbeier Hailaer Beixue will be deregistered. We are currently in the process of effecting this entity conversion process which we expect to be completed by December 31, 2011, at which time Tengshun Technology will own all the equity interests in Hulunbeier Hailaer Beixue Dairy. We originally expected to complete the process by May 2011, however, due to a police investigation relating to a third party distributor selling our products in violation of our explicit instructions and certain food safety standards, the local Administration for Industry and Commerce, or AIC has postponed the registration. After further investigation, the police did not find a direct link between our Company and the third party’s illegal activities. As discussed below in the Section titled “Recent Updates,” now that the online publicity for our production license has been approved, we expect the AIC registration process to continue. Once the conversion process is complete, we will file a registration of the Hulunbeier Hailaer Beixue Dairy’s acquisition with the AIC. The acquisitions of Ewenkeqi Beixue and Hulunbeier Beixue have already been registered by the AIC.

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

Recent Updates

With respect to the delay in the Publicity announcing our new production license issued by the General Administration of Quality Supervision, Inspection and Quarantine of the PRC (the “AQSIQ”) for our operating subsidiary in China, Harbin Rodobo Dairy Co., Ltd, the police and AQSIQ recently determined that there was no direct link between our Company and the third party’s illegal activities. Thus, as of August 11, 2011, ASQIQ approved the Publicity and determined that our products are safe.

As a result of the delay, our production was significantly impacted in the past month. We usually plan our production according to the sales order we receive because of the limited shelf life of milk powder products. Now that we have received the Publicity, we can resume our production in our facilities in Harbin and Inner Mongolia. We will gradually recover our sales channels and rebuild our brand image in the fourth quarter of 2011 through a series of promotional activities. We believe that this adverse impact will only be temporary and we are confident that we can be back on our normal track soon.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Three Months Ended June 30,				Change
	2011	% of sales	2010	% of sales	$	%

Net sales	$12,666,982	100.0%	$19,135,845	100.0%	$(6,468,863)	-33.8%
Cost of goods sold	7,908,238	62.4%	11,808,989	61.7%	(3,900,751)	-33.0%

Gross profit	4,758,744	37.6%	7,326,856	38.3%	(2,568,112)	-35.1%

Operating expenses:
Distribution expenses	6,007,603	47.4%	3,435,678	18.0%	2,571,925	74.9%
General and administrative expenses	1,664,589	13.1%	1,180,040	6.2%	484,549	41.1%
Loss on sale of biological assets	1,018,443	8.0%	-	0.0%	1,018,443	n/a
Impairment loss on biological assets	3,150,920	24.9%	-	0.0%	3,150,920	n/a

Total operating expenses	11,841,554	93.5%	4,615,717	24.1%	7,225,837	156.5%

Operating income	(7,082,811)	-55.9%	2,711,139	14.2%	(9,793,950)	-361.2%

Subsidy income	-	0.0%	-	0.0%	-	n/a
Gain on bargain purchase	-	0.0%	-	0.0%	-	n/a
Interest expenses	(57,645)	-0.5%	(45,876)	-0.2%	(11,769)	-25.7%
Change in fair value of warrants	225,788	1.8%	24,759	0.1%	201,029	811.9%
Other income (expenses)	22,035	0.2%	25,906	0.1%	(3,871)	-14.9%

Income before income taxes	(6,892,633)	-54.4%	2,715,928	14.2%	(9,608,561)	-353.8%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net income	$(6,892,633)	-54.4%	$2,715,928	14.2%	$(9,608,561)	-353.8%

Other comprehensive income:
Foreign currency translation adjustment	851,918	6.7%	365,575	1.9%	486,343	133.0%

Comprehensive income	$(6,040,715)	-47.7%	$3,081,503	16.1%	$(9,122,218)	-296.0%

Net Sales:

Net sales for the three months ended June 30, 2011 were $12.7 million, a decrease of approximately $6.5 million or 33.8%, compared to net sales for the three months ended June 30, 2010. The decrease in net sales was primarily due to the delay of the  AQSIQ’s online publicity of the new production license which we received in March 2011. As a result, we temporarily ceased production in June 2011.

In the three months ended June 30, 2011, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 51.3%, 13.2% and 35.5% of total sales, respectively. In the three months ended June 30, 2010, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 43.4%, 16.1% and 40.5% of total sales, respectively.

Cost of Goods Sold:

Cost of goods sold decreased approximately $3.9 million, or 33.0% from $11.8 million for the three months ended June 30, 2010 to $7.9 million for the three months ended June 30, 2011. This decrease was primarily attributable to the sales decrease over periods.

Gross Profit:

Our gross profit decreased approximately $2.6 million for the three months ended June 30, 2011, a decrease of 35.1% compared to the gross profit for the three months ended June 30, 2010. The overall gross profit margin decreased slightly from 38.3% for the three months ended June 30, 2010 to 37.6% for the three months ended June 30, 2011.

Operating expenses:

Operating expenses for the three months ended June 30, 2011 were $11.8 million, an increase of approximately $7.2 million or 156.5% compared to the three months ended June 30, 2010. Operating expenses as a percentage of net sales increased from 24.1% in the three months ended June 30, 2010 to 93.5% in the three months ended June 30, 2011. The increase of the operating expenses as a percentage of net sales was primarily due to an increase of $2.6 million in distribution expenses, $1.0 million of loss on sale of biological assets, and $3.2 million of impairment loss on biological assets during the three months ended June 30, 2011 compared to the same period last year.

Distribution expenses increased by approximately $2.6 million, an increase of 74.9% for the three months ended June 30, 2011, compared to the expenses for the three months ended June 30, 2010. The increase was mainly due to a $3.0 million of market support fees paid to distributors in order to maintain distribution channels during the interruption period of productions, offset by a decrease of $0.5 million in distribution expense reimbursements as a result of a decrease in sales.

General and administrative expenses increased by $0.5 million, an increase of 41.1% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase is primarily attributable to additional stock compensation expenses of $0.2 million related to the shares awarded to certain employees and independent directors on May 3, 2011.

During the three month ended June 30, 2011, we disposed of 642 cows at our company-owned dairy farm for a loss of approximately $1.0 million. We reviewed the carrying value of the remaining biological assets and recorded an impairment loss of $3.2 million during the three months ended June 30, 2011. The amount of the impairment loss was determined based on the loss of the sale of the remaining biological assets in July and August 2011.

Overall, due to the decrease in net sales and the increase in operating expenses, we recorded a 361.2% decrease (approximately $9.8 million) in income from operations in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Income Tax:

Harbin Rodobo is entitled to a tax holiday of five years for full Enterprise Income Tax exemption in China. The preferential tax treatment commenced in 2005 and will expire on December 31, 2011. Qinggang Mega is qualified for tax exemptions due to a government tax preferential policy for agriculture industry. Hulunbeier Hailaer Beixue is entitled to a tax holiday of three years for full Enterprise Income Tax exemption in China. The preferential tax treatment expired on December 31, 2009, but has been extended for another three years. The estimated tax savings for the three months ended June 30, 2011 and 2010 amounted to $0 and $678,982, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.1 to $0.08 for the three months ended June 30, 2010.

Net Loss/Income:

We incurred $6.9 million of net loss for the three months ended June 30, 2011, compared with $2.7 million of net income for the three months ended June 30, 2010. This is primarily due to the decrease in net sales and the increase in operating expenses.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the three months ended June 30, 2011 were $0.9 million compared to $0.4 million for the three months ended June 30, 2010. The exchange rate was 6.46 RMB per US Dollar on June 30, 2011 versus 6.78 RMB per US Dollar on June 30, 2010.

Nine Months Ended June 30, 2011 Compared to Nine  Months Ended June 30, 2010

The following table sets forth the statement of operations and each category as a percentage of net sales.

	Nine Months Ended June 30,				Change
	2011	% of sales	2010	% of sales	$	%

Net sales	$63,876,806	100.0%	$44,541,870	100.0%	$19,334,936	43.4%
Cost of goods sold	39,593,760	62.0%	25,913,565	58.2%	13,680,195	52.8%

Gross profit	24,283,046	38.0%	18,628,306	41.8%	5,654,740	30.4%

Operating expenses:
Distribution expenses	16,520,792	25.9%	8,868,794	19.9%	7,651,998	86.3%
General and administrative expenses	3,383,187	5.3%	2,883,025	6.5%	500,162	17.3%
Loss on sale of biological assets	1,018,443	1.6%	-	0.0%	1,018,443	n/a
Impairment loss on biological assets	3,150,920	4.9%	-	0.0%	3,150,920	n/a

Total operating expenses	24,073,341	37.7%	11,751,819	26.4%	12,321,522	104.8%

Operating (loss) income	209,705	0.3%	6,876,487	15.4%	(6,666,782)	-97.0%

Subsidy income	-	0.0%	273,897	0.6%	(273,897)	-100.0%
Gain on bargain purchase	-	0.0%	1,677,020	3.8%	(1,677,020)	-100.0%
Interest expenses	(273,483)	-0.4%	(71,439)	-0.2%	(202,044)	-282.8%
Change in fair value of warrants	1,001,929	1.6%	24,759	0.1%	977,170	3946.7%
Other income (expenses)	94,804	0.1%	48,796	0.1%	46,008	-94.3%

(Loss) Income before income taxes	1,032,955	1.6%	8,829,519	19.8%	(7,796,564)	-88.3%

Provision for income taxes	-	0.0%	-	0.0%	-	n/a

Net (loss) income	$1,032,955	1.6%	$8,829,519	19.8%	$(7,796,564)	-88.3%

Other comprehensive (loss) income:
Foreign currency translation adjustment	2,329,297	3.6%	372,621	0.8%	1,956,676	525.1%

Comprehensive (loss) income	$3,362,252	5.3%	$9,202,140	20.7%	$(5,839,888)	-63.5%

Net Sales:

Net sales for the nine months ended June 30, 2011 were $63.9 million, an increase of approximately $19.3 million or 43.4%, compared to net sales for the nine months ended June 30, 2010. This increase was primarily derived from the contribution from Hulunbeier Hailaer Beixue, a new subsidiary that we acquired on February 5, 2010. Hulunbeier Hailaer Beixue contributed $11.2 million in sales for the nine months ended June 30, 2011. The increase was offset by the sales reduction in the three months ended June 30, 2011 due to the delay of AQSIQ’s online publicity of the new production license which we received in March 2011. As a result, we temporarily ceased production in June 2011.

In the nine months ended June 30, 2011, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 45.1%, 14.1% and 40.7% of total sales, respectively. In the nine months ended June 30, 2010, sales generated from baby/infant formula, middle-aged and elderly formula and whole milk powder accounted for 44.9%, 13.8% and 41.3% of total sales, respectively.

Cost of Goods Sold:

Cost of goods sold increased approximately $13.7 million, or 52.8% from $25.9 million for the nine months ended June 30, 2010 to $39.6 million for the nine months ended June 30, 2011. This increase was primarily attributable to the sales increase over periods, the increase in cost of raw materials and acquisitions of lower margin businesses in February 2010.

Gross Profit:

Our gross profit increased approximately $5.7 million for the nine months ended June 30, 2011, an increase of 30.4% compared to the gross profit for the nine months ended June 30, 2010. The overall gross profit margin decreased from 41.8% for the nine months ended June 30, 2010 to 38.0% for the nine months ended June 30, 2011. The decrease in gross profit margin was primarily due to the acquisition of lower-margin business in February 2010. The nine months ended June 30, 2010 only include  five months of results of the acquired subsidiaries while the nine months ended June 30, 2011 include nine months of results of the acquired subsidiaries.

Operating expenses:

Operating expenses for the nine months ended June 30, 2011 were $24.1 million, an increase of approximately $12.3 million or 104.8% compared to the nine months ended June 30, 2010. Operating expenses as a percentage of net sales increased from 26.4% in the nine months ended June 30, 2010 to 37.7% in the nine months ended June 30, 2011. The increase of the operating expenses as a percentage of net sales was primarily due to an increase of $7.7 million in distribution expenses, $1.0 million of loss on sale of biological assets, and $3.2 million of impairment loss on biological assets during the nine months ended June 30, 2011 compared to the same period last year.

Distribution expenses increased by approximately $7.7 million, an increase of 86.3% for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The increase was mainly due to a $3.0 million of market support fees paid to distributors in order to maintain distribution channels during the interruption period of productions, and an increase of $2.8 million in distribution expense reimbursements as a result of sales increase and market expansion.

General and administrative expenses increased by $0.5 million, an increase of 17.3% for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The increase is primarily attributable to additional stock compensation expenses of $0.1 million related to the shares awarded to certain employees and independent directors on May 3, 2011.

During the nine month ended June 30, 2011, we disposed of 642 cows at our company-owned dairy farm for a loss of approximately $1.0 million. We reviewed the carrying value of the remaining biological assets and recorded an impairment loss of $3.2 million during the nine months ended June 30, 2011. The amount of the impairment loss was determined based on the loss on the sale of the remaining biological assets in July and August 2011.

Overall, due to the increase in net sales offset by the increase in costs of goods sold and operating expenses, we recorded a 97.0% decrease (approximately $6.7 million) in income from operations in the nine months ended June 30, 2011 compared with the nine months ended June 30, 2010.

Income Tax:

The estimated tax savings amounted to $258,239 and $2,207,380 for the nine months ended June 30, 2011 and 2010, respectively. The net effect on basic earnings per share had the income tax been applied would decrease earnings per share from $0.04 to $0.03 for the nine months ended June 30, 2011 and from $0.43 to $0.32 for the nine months ended June 30, 2010.

Net Income:

We achieved $1.0 million of net income for the nine months ended June 30, 2011, a decrease of $7.8 million (approximately 88.3%) compared with $8.8 million for the nine months ended June 30, 2010. This decrease in net income was mainly attributable to the increase in net sales, offset by an increase in cost of goods sold and operating expenses. The decrease in net income was also due to a $1.7 million of gain on bargain purchase and a $0.3 million of government subsidy income in the nine months ended June 30, 2010. There was a change of $1.0 million in fair value of warrants during the nine months ended June 30, 2011 compared with $0.02 million of change during the same period last year.

Foreign Currency Translation Adjustments:

Foreign currency translation adjustments for the nine months ended June 30, 2011 were $2.3 million compared to $0.3 million for the nine months ended June 30, 2010. The exchange rate was 6.46 RMB per US Dollar at June 30, 2011 versus 6.78 RMB per US Dollar at June 30, 2010.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended June 30, 2011 and 2010.

	Nine Months Ended June 30,
	2011	2010

Net cash provided by operating activities	4,475,658	8,577,335

Net cash (used in) investing activities	(7,910,615)	1,351,024

Net cash provided by financing activities	159,429	1,135,660

Effect of exchange rate changes on cash and cash equivalents	126,716	66,886

Net increase in cash and cash equivalents	(3,148,813)	11,130,905

Cash and cash equivalents, beginning of period	5,163,789	1,640,258

Cash and cash equivalents, end of period	$2,014,976	$12,771,163

Our cash balance decreased by $3.1 million to $2.0 million on June 30, 2011, as compared to $5.1 million on September 30, 2010. The decrease was mainly attributable to net cash provided by operating activities of $4.5 million, net cash used in investing activities of $7.9 million, and net cash provided by financing activities of $0.2 million in the nine months ended June 30, 2011.

Net Cash Provided by Operating Activities

We usually finance our operations from funds generated by operating activities. For the nine months ended June 30, 2011, we generated approximately $4.5 million in cash from operating activities, compared with $8.6 million cash provided by operating activities for the nine months ended June 30, 2010. The decrease in net cash provided by operating activities was primarily attributable to a $7.6 million decrease in net income, an increase of $3.2 million increase in other receivables, and a decrease of $1.2 million in accounts payable and other payable.

Net Cash Used in Investing Activities

For the nine months ended June 30, 2011, we used $7.9 million of cash in investing activities, compared with $1.4 million spent in investing activities for the nine months ended June 30, 2010. The increase in cash used in investing activities was primarily due to $6.3 million of cash used for the purchase of property, plant and equipment during the nine months ended June 30, 2011 compared to $3.0 million of cash used for the purchase of property, plant and equipment during the same period last year. There were $2.0 million of cash used for the purchase of mature biological assets and $0.4 million of cash proceeds from the sale of biological assets during the nine months ended June 30, 2011. There was $1.1 million of cash acquired in connection with the acquisitions of Hulunbeier Hailaer Beixue, Ewenkeqi Beixue and Hulunbeier Beixue during the nine months ended June 30, 2010.

Net Cash Provided by Financing Activities

For the nine months ended June 30, 2011, we generated $0.2 million of cash from financing activities, compared with $1.1 million of cash provided by financing activities for the nine months ended June 30, 2010. During the nine months ended June 30, 2011, we received $1.1 million from short-term loans, and repaid $0.7 million to short-term loans and $0.3 million to related party loans. During the nine months ended June 30, 2010, we received $0.5 million from short-term loans, repaid $0.1 million to short-term loans, and repaid $1.9 million to related party loans. We also received $2.6 million from issuance of common stock and warrants in connection with a private placement on June 17, 2010 (the “Private Placement”).

We believe we have sufficient funds to operate our existing business for the next twelve months. We will collect a majority of our accounts receivable balance as of June 30, 2011 by the end of August 2011. We have received the refund of $3.2 million of prepayments for the purchase of equipment. There will be increasing cash flows from our operating activities after we resume production and sales for the remainder of this fiscal year end thereafter.

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

Private Placement

On June 17, 2010, we entered into the Purchase Agreement with the purchasers in the Private Placement, pursuant to which we agreed to sell to the purchasers an aggregate of 1,111,112 shares (the “Shares”) of our Common Stock and Common Stock Purchase Warrants (the “Warrants”) to purchase an aggregate of 555,556 shares of our Common Stock, for an aggregate purchase price of $3,000,000. After related fees and expenses, we received net proceeds totaling approximately $2,650,000. We intend to use the proceeds of the Private Placement for general corporate purposes, which may include working capital, capital expenditures, acquisitions of new businesses and investments.

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

Also in connection with the Private Placement and pursuant to a registration rights agreement we entered into with each of the purchasers  (the “Registration Rights Agreement”), we filed a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering the Shares and the shares our Common Stock issuable upon exercise of the Warrants and the Placement Warrants on July 16, 2010, which was declared effective by the Securities and Exchange Commission on July 27, 2010.  We are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold pursuant to Rule 144, without any restrictions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.     Exhibits.

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer).

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rodobo International, Inc.

By:	/s/ Yanbin Wang
Yanbin Wang Chief Executive Officer (Principal Executive Officer) Dated: August 15, 2011

By:	/s/ Xiuzhen Qiao
Xiuzhen Qiao Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 15, 2011